Form 10-Q
period 1996-06-30
AML COMMUNICATIONS INC
filed 1996-08-09
CIK 1003640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
       EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1996 or

- ---    TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:     0-27252

                            AML COMMUNICATIONS, INC.
             (Exact name of registrant's specified in its charter)


        Delaware                                        77-0130894
 ---------------------------                         ----------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

      1000 Avenida Acaso
      Camarillo, California                               93012
 ---------------------------                             -------
(Address of principal executive offices)                (Zip Code)


                                 (805) 388-1345
                               ------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of August 5, 1996:      5,885,632

Number of pages in this Form 10-Q    11
                                     --

                            AML COMMUNICATIONS, INC.

                                     INDEX

PART I               FINANCIAL INFORMATION                      PAGE

Item 1.              Financial Statements (Unaudited)

                     Statements of Operations for the three
                     month periods ended June 30, 1996
                     and June 30, 1995                            3

                     Balance Sheets at June 30, 1996
                     and March 31, 1996                           4

                     Statements of Cash Flows for the
                     three month periods ended
                     June 30, 1996 and June 30, 1995              5

                     Notes to the Financial Statements            6

Item 2.              Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                8

PART II              OTHER INFORMATION                            10

                     SIGNATURES                                   11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                              THREE MONTHS ENDED
                                           ------------------------
                                            JUNE 30,      JUNE 30,
                                              1996          1995
                                           -----------   ----------
                                                 (UNAUDITED)
Net Sales                                  $3,676,000    $1,133,000
Cost of goods sold                          1,708,000       501,000
                                           ----------    ----------
   Gross profit                             1,968,000       632,000
                                           ----------    ----------
Operating expenses:
   Selling, general and administrative        707,000       152,000
   Research and development                   308,000       162,000
                                           ----------    ----------
                                            1,015,000       314,000
                                           ----------    ----------
Operating income                              953,000       318,000
   Interest expense (income), net             (43,000)        7,000
                                           ----------    ----------
Income before provision for
   income taxes                               996,000       311,000
Provisions for income taxes                   368,000       124,000
                                           ----------    ----------
Net income                                 $  628,000    $  187,000
                                           ==========    ==========
Earnings per common share                  $      .10    $      .04
                                           ==========    ==========
Weighted average number of shares of
   common stock outstanding                 6,499,000     4,631,000
                                           ==========    ==========



  The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                             JUNE 30,      MARCH 31,
                                               1996           1996
                                          -------------   -----------
                                            (UNAUDITED)

ASSETS
- ------
Current Assets:
   Cash                                   $ 6,500,000    $ 6,312,000
   Accounts receivable, net of
      allowance for doubtful accounts
      of $159,000 and $102,000, as of
      June 30, and March 31, 1996
      respectively                          2,066,000      1,549,000
   Inventories                              1,609,000      1,304,000
   Facilities held for resale                      --      1,300,000
   Other current assets                        39,000         41,000
                                          -----------    -----------
      Total current assets                 10,214,000     10,506,000
                                          -----------    -----------

Property and Equipment, at cost:
   Machinery and equipment                  1,788,000      1,141,000
   Furniture and fixtures                     118,000          1,000
   Leasehold improvements                     505,000        220,000
                                          -----------    -----------
                                            2,411,000      1,362,000
   Less-Accumulated depreciation
      and amortization                       (516,000)      (413,000)
                                          -----------    -----------
                                            1,895,000        949,000
                                          -----------    -----------
Deferred Taxes                                112,000        107,000
                                          -----------    -----------
Other Assets                                  220,000         83,000
                                          -----------    -----------
                                          $12,441,000    $11,645,000
                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Current portion of capital
      lease obligations                   $    37,000    $   118,000
    Accounts payable                          878,000        600,000
    Accrued expenses:
      Payroll and payroll related             209,000        103,000
      Bonus                                    70,000        142,000
      401(k) contribution                      18,000         30,000
      Warranty and customer support            50,000         35,000
      Other                                   193,000        138,000
   Income taxes payable                       697,000        710,000
                                          -----------    -----------
         Total current liabilities          2,152,000      1,876,000
                                          -----------    -----------
Capital Lease Obligations, net of
 current portion                               92,000        360,000
                                          -----------    -----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
      Authorized--1,000,000 shares, no
         shares issued or outstanding              --             --
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
         authorized--5,885,632 and
         5,641,450 shares issued and
         outstanding as of June 30, and
         March 31, 1996, respectively           59,000         57,000
   Capital in excess of par value            8,008,000      7,850,000
   Retained earnings                         2,130,000      1,502,000
                                          ------------   ------------
                                            10,197,000      9,409,000
                                           -----------   ------------
                                           $12,441,000    $11,645,000
                                           ===========    ===========

       The accompanying notes are integral part of these balance sheets

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                THREE MONTHS ENDED
                                              ----------------------
                                              JUNE 30,      JUNE 30,
                                                1996          1995
                                              --------      --------
                                                   (UNAUDITED)

Cash Flows from Operating Activities:
   Net income                                $  628,000    $ 187,000
   Adjustments to reconcile net income
      to net cash provided by (used
      in) operating activities:
         Depreciation and amortization          103,000       23,000
         Provision for losses on
           accounts receivable                  121,000        5,000
         Changes in assets and
           liabilities:
           Decrease (increase) in:
             Accounts receivable               (638,000)    (277,000)
             Inventories                       (305,000)     (98,000)
             Deferred tax asset                  (5,000)      19,000
             Other assets                      (135,000)          --
           Increase (decrease) in:
             Accounts payable                   278,000       21,000
             Accrued expenses                    92,000      (68,000)
             Income taxes payable               (13,000)     104,000
                                             ----------     --------
             Net cash provided by (used in)
               operating activities             126,000      (84,000)
                                             ----------     --------
Cash Flows from Investing Activities:
   Facilities held for resale                 1,300,000           --
   Purchases of property and equipment       (1,049,000)          --
                                             ----------     --------
             Net cash provided by in            251,000           --
               investing activities          ----------     --------
Cash Flows from Financing Activities:
   Exercise of stock options                    160,000           --
   Principal payments on capital
      lease obligations                        (349,000)     (31,000)
                                             ----------    ---------
             Net cash used in financing
               activities                      (189,000)     (31,000)
                                             ----------    ---------
Net increase (Decrease) in Cash                 188,000     (115,000)
Cash, beginning of period                     6,312,000      257,000
                                             ----------    ---------
Cash, end of period                          $6,500,000    $ 142,000
                                             ==========    =========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION -

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1996 audited financial statements and notes thereto included in the Company's Form 10-KSB.

         The Company declared a three-for-two stock split, effected by means of a 50% share dividend, paid to owners of record as of the close of trading June 5, 1996, payable on June 28, 1996. All share and per share information in the accompanying financial statements have been adjusted to give retroactive effect to the stock split.

2.       EARNING PER SHARE -

         Earnings per share is based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the periods ended June 30, 1996 and 1995, per share information was computed pursuant to the rules of the SEC, which require that common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of common shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of shares outstanding using the treasury stock method from the beginning of the period presented.

Primary and fully diluted earning per share were the same for all periods presented.

3.       INVENTORIES -


         Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    June 30,    March 31,
                                      1996         1996
                                   ----------   ----------
          Raw materials            $  904,000   $  792,000
          Work - in - process         705,000      512,000
                                   ----------   ----------
                                   $1,609,000   $1,304,000
                                   ==========   ==========

4.       FACILITY HELD FOR RESALE -

         The $1.3 million facility held for resale relates to the purchase of the Company's new manufacturing and administrative facility on February 25, 1996. The second phase of the transaction, which was consummated on May 1, 1996, after the Company completed the renovations required to accommodate the intended use of the facility, involved the sale and leaseback of the building. The terms of sale included payment by the purchaser of the full $1.3 million original purchase price and the Company agreeing to a seven year lease with a five year option to extend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET SALES. Net sales for the three months ended June 30, 1996, increased approximately $2.543 million, or 224.4% from the three months ended June 30, 1995. This was due to approximately $3.038 million of sales of the Microcell product line, or 82.6% of net sales, in the quarter ended June 30, 1996 compared to approximately $114,000, or 10.1% of net sales for the quarter ended June 30, 1995. Sales of the Company's cellular products will represent an increasing percentage of net sales in the future, if the Company's ongoing strategy is successful.


GROSS PROFIT. Gross profit for the three months ended June 30, 1996, increased approximately $1.336 million or 211% from the three months ended June 30, 1995. Gross profit as a percentage of net sales decreased to 53.5% from 55.8% for the comparable period. The higher gross margin during the quarter ended June 30, 1995 is primarily due to much lower than anticipated costs incurred in connection with a contract which generated approximately 30% of the quarter's net sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the three months ended June 30, 1996, increased approximately $555,000 or 365% from the three months ended June 30, 1995. This increase was caused primarily by increased personnel and advertising costs incurred to increase sales in the cellular communications market, increased commissions caused by substantially increased sales and increased costs associated with the Company's stock being publicly traded such as accounting, legal and investor relations costs not required to be incurred in the quarter ended June 30, 1995. Additionally, due to increasing levels of sales, increased administrative personnel and costs were necessary to support a rapidly growing company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended June 30, 1996, increased $146,000 or 90% from the three months ended June 30, 1995. This increase was due primarily to the employment of additional technical staff required to develop new products for the cellular communications, PCS and paging markets. However, research and development cost expressed as a percentage of net sales decreased to 8.4% from 14.3% for the comparable period due to the substantial increase in net sales.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended June 30, 1996, was 37% of pre-tax income. The difference between the rate used and the statutory rate of approximately 40% was due to research and development tax credits available to the Company which reduce taxes payable and tax free income generated from certain investments. For the quarter ended June 30, 1995, the statutory 40% rate was used.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Historically, the Company financed its operations primarily from internally generated funds and, to a lesser extent loans from stockholders and capital lease obligations. In December 1995 and January 1996, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option). Of the net proceeds of approximately $7.7 million at June 30, 1996, $425,000 was used to repay loans from certain stockholders and the remainder is being used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of sufficient equipment to produce higher product quantities, and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the offering are also being used to increase inventory levels and expand working capital sufficiently to support anticipated higher operating levels.

In October, 1995, the Company entered into a loan agreement with a bank for a $500,000 line of credit, which is secured by substantially all the Company's assets. This line is available for one year, unless renewed, and provides for draws to bear interest at the bank's reference rate plus 0.75%. The loan agreement requires, among other things, that the Company maintain certain minimum balances in a noninterest-bearing account at the bank. As of June 30, 1996, the Company has not utilized the line of credit.

The Company believes that the net proceeds from the public offering, together with cash provided by operations and available under the bank line of credit, will be sufficient to finance the Company for at least the next 12 months. It is possible, however, that the Company will require additional financing if its business strategy is successful.

Inflation has not had a significant effect to date on the Company's results of operations.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
        27     Financial Data Schedule

(b) There were no Reports on Form 8-K filed by the Company during the quarter ended June 30, 1996

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AML Communications, Inc.



Date:  August 8, 1996        /s/ William E. Sheridan, III
                             ----------------------------
                             William E. Sheridan, III
                             Vice President, Finance and Chief Financial Officer
                             (Principal Financial and Accounting Officer)