Form 10-Q
period 1996-09-30
AML COMMUNICATIONS INC
filed 1996-11-12
CIK 1003640

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  September 30, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:  0-27250

                           AML COMMUNICATIONS, INC.
             (Exact name of registrant's specified in its charter)


              Delaware                                  77-0130894
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

          1000 Avenida Acaso
        Camarillo, California                             93012
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                (805) 388-1345
              --------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of November 1, 1996:  5,886,113

Number of pages in this Form 10-Q    27
                                     --

                            AML COMMUNICATIONS, INC.

                                     INDEX

                                                                                   PAGE
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Statements of Operations for the three and six month periods ended
             September 30, 1996 and September 30, 1995                               3

             Balance Sheets at September 30, 1996 and March 31, 1996                 4

             Statements of Cash Flows for the six month periods ended
             September 30, 1996 and September 30, 1995                               5

             Notes to the Financial Statements                                       6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                           8

PART II      OTHER INFORMATION                                                      10

             SIGNATURES                                                             11

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                September 31,              September 31,
                                              1996          1995         1996          1995
                                           -----------   ----------   -----------   ----------
Net sales                                  $3,882,000    $1,444,000   $7,558,000    $2,577,000
Cost of goods sold                          1,799,000       620,000    3,507,000     1,121,000
                                           ----------    ----------   ----------    ----------
     Gross profit                           2,083,000       824,000    4,051,000     1,456,000
                                           ----------    ----------   ----------    ----------
Operating expenses:
     Selling, general and administrative      613,000       214,000    1,319,000       366,000
     Research and development                 391,000       165,000      699,000       327,000
                                           ----------    ----------   ----------    ----------
                                            1,004,000       379,000    2,018,000       693,000
                                           ----------    ----------   ----------    ----------
Operating income                            1,079,000       445,000    2,033,000       763,000
     Interest expense (income), net           (60,000)       25,000     (102,000)       32,000
                                           ----------    ----------   ----------    ----------
Income before provision for
      income taxes                          1,139,000       420,000    2,135,000       731,000
Provisions for income taxes                   421,000       168,000      789,000       292,000
                                           ----------    ----------   ----------    ----------
Net income                                 $  718,000    $  252,000   $1,346,000    $  439,000
                                           ==========    ==========   ==========    ==========
Earnings per common share                        $.11          $.05         $.21          $.09
                                           ==========    ==========   ==========    ==========
Weighted average number of shares of
    common stock outstanding                6,499,000     4,631,000    6,499,000     4,631,000
                                           ==========    ==========   ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                           SEPTEMBER 30,     MARCH 31,
                                                1996            1996
                                           -------------    -----------
                                            (UNAUDITED)
ASSETS
------
Current Assets:
  Cash                                       $ 6,197,000    $ 6,312,000
  Marketable Securities                        1,009,000             --
  Accounts receivable, net of allowance
   for doubtful accounts of $102,000,
   as of June 30, and March 31, 1996           1,703,000      1,549,000
  Inventories                                  2,056,000      1,304,000
  Facilities held for resale                         ---      1,300,000
  Other current assets                            27,000         41,000
                                             -----------    -----------
     Total current assets                     10,992,000     10,506,000
                                             -----------    -----------

Property and Equipment, at cost:
  Machinery and equipment                      1,988,000      1,141,000
  Furniture and fixtures                         133,000          1,000
  Leasehold improvements                         513,000        220,000
                                             -----------    -----------
                                               2,634,000      1,362,000
  Less-Accumulated depreciation and
   amortization                                 (639,000)      (413,000)
                                             -----------    -----------
                                               1,995,000        949,000
                                             -----------    -----------
Deferred Taxes                                    62,000        107,000
                                             -----------    -----------
Other Assets                                     133,000         83,000
                                             -----------    -----------
                                             $13,182,000    $11,645,000
                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Current portion of capital lease           $    38,000    $   118,000
   obligations
  Accounts payable                               654,000        600,000
  Accrued expenses:
     Payroll and payroll related                 195,000        103,000
     Bonus                                       120,000        142,000
     401(k) contribution                          18,000         30,000
     Warranty and customer support                25,000         35,000
     Other                                        66,000        138,000
  Income taxes payable                         1,068,000        710,000
                                             -----------    -----------
       Total current liabilities               2,184,000      1,876,000
                                             -----------    -----------
Capital Lease Obligations, net of
 current portion                                  82,000        360,000
                                             -----------    -----------

Stockholders' Equity:
  Preferred stock, $.01 par value:
     Authorized--1,000,000 shares, no
      shares issued or outstanding                    __             __
  Common stock, $.01 par value:
     Authorized--15,000,000 shares
      authorized--5,886,113 and 5,641,450
      shares issued and outstanding as
      of September 30, and March 31,
      1996, respectively                          59,000         57,000
  Capital in excess of par value               8,009,000      7,850,000
  Retained earnings                            2,848,000      1,502,000
                                             -----------    -----------
                                              10,916,000      9,409,000
                                             -----------    -----------
                                             $13,182,000    $11,645,000
                                             ===========    ===========

        THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE BALANCE SHEETS

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                  SIX MONTHS ENDED
                                           ------------------------------
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                1996             1995
                                           -------------    -------------
                                                    (UNAUDITED)
Cash Flows from Operating Activities:
  Net income                                 $ 1,346,000        $ 439,000
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization             226,000           49,000
       Provision for losses on accounts
        receivable                                20,000           10,000
       Changes in assets and
        liabilities:
          Decrease (increase) in:
            Accounts receivable                 (174,000)        (484,000)
            Inventories                         (752,000)        (206,000)
            Deferred tax asset                    45,000           16,000
            Other assets                         (36,000)              __
          Increase (decrease) in:
            Accounts payable                      54,000           59,000
            Accrued expenses                     (24,000)         (22,000)
            Income taxes payable                 358,000          222,000
                                             -----------        ---------
            Net cash provided by (used
             in) operating activities          1,063,000           83,000
                                             -----------        ---------
Cash Flows from Investing Activities:
  Purchase of marketable securities           (1,009,000)              __
  Facilities held for resale                   1,300,000               __
  Purchases of property and equipment         (1,272,000)         (24,000)
                                             -----------        ---------
            Net cash provided by in
             investing activities               (981,000)         (24,000)
                                             -----------        ---------
Cash Flows from Financing Activities:
  Exercise of stock options                      161,000               __
  Principal payments on capital lease
   obligations                                  (358,000)         (36,000)
                                             -----------        ---------
            Net cash used in financing
             activities                         (197,000)         (36,000)
                                             -----------        ---------
Net increase (Decrease) in Cash                 (115,000)          23,000
Cash, beginning of period                      6,312,000          257,000
                                             -----------        ---------
Cash, end of period                          $ 6,197,000        $ 280,000
                                             ===========        =========





   The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION -

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three and six month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1996 audited financial statements and notes thereto included in the Company's Form 10-KSB.

         The Company declared a three-for-two stock split, effected by means of a 50% share dividend, paid to owners of record as of the close of trading June 5, 1996, payable on June 28, 1996. All share and per share information in the accompanying financial statements have been adjusted to give retroactive effect to the stock split.

2.  EARNINGS PER SHARE -

         Earnings per share is based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the periods ended September 30, 1996 and 1995, per share information was computed pursuant to the rules of the SEC, which require that common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of common shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of shares outstanding using the treasury stock method from the beginning of the period presented.

Primary and fully diluted earning per share were the same for all periods presented.

3.  INVENTORIES -


         Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   September 30,   March 31,
                                       1996           1996
                                   -------------   ----------
          Raw materials               $1,667,000   $  792,000
          Work - in - process            251,000      512,000
          Finished Goods                 138,000           --
                                      ----------   ----------
                                      $2,056,000   $1,304,000
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

5.        MARKETABLE SECURITIES -

          Marketable securities are interest bearing investments with maturities of less than one year but greater than three months when purchased. These securities are readily convertible to cash and are stated at cost, which approximates market value.

6.        LINE OF CREDIT -

          In August 1996, the Company renegotiated its revolving bank line of credit. The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate plus .75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1997, with interest at the bank's reference rate plus 1 percent. Both facilities are secured by the Company's assets and expire on September 1, 1997. As of September 30, 1996, there were no borrowings outstanding under either facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES. Net sales for the three months ended September 30, 1996, increased $2.438 million, or 168.8% from the three months ended September 30, 1995. This increase was due largely to Microcell product line sales of approximately $3.004 million, or 77.4% of net sales for the quarter ended September 30, 1996, compared to approximately $515,000, or 35.7% of net sales for the quarter ended September 30, 1995. Sales of the Company's cellular products and products being developed for the paging and PCS markets will represent an increasing percentage of net sales in the future if the Company's ongoing strategy is successful.

GROSS PROFIT. Gross profit for the three months ended September 30, 1996, increased approximately $1.259 million or 152.8% from the three months ended September 30, 1995. Gross profit as a percentage of net sales decreased to 53.7% from 57.1% for the comparable period. The higher gross margin for the quarter ended September 30, 1995 is primarily due to the much lower than anticipated costs incurred in connection with a contract which generated approximately 27% of the quarter's net sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the three months ended September 30, 1996, increased $399,000 or 186.5% from the three months ended September 30, 1995. This increase was caused primarily by increased personnel and advertising costs incurred to promote sales in the cellular, PCS and paging communications markets, increased commissions caused by substantially more sales, and incremental costs associated with the Company's public ownership status such as accounting, legal, and investor relations expenses not required in the quarter ended September 30, 1995. furthermore, due to increasing sales volume, additional administrative personnel and costs were necessary to support a rapidly growing company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended September 30, 1996, increased $226,000 or 137.0% from the three months ended September 30, 1995. This increase was due primarily to the employment of additional technical staff required to develop new products for the cellular, PCS and paging communications markets. Research and development costs expressed as a percentage of net sales decreased to 10.1% from 11.4% for the comparable period due to the substantial increase in net sales.

PROVISION FOR INCOME TAXES. For the three months ended September 30, 1996, the Company's effective tax rate was approximately 37%. The difference between the rate used and the statutory rate of approximately 40% was due to research and development tax credits available to the Company which reduce taxes payable, and tax free income generated from certain investments. For the quarter ended September 30, 1995, the statutory 40% rate was used.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

NET SALES. Net sales for the six months ended September 30, 1996, increased $4.981 million, or 193.3% from the six months ended September 30, 1995. This was due primarily to Microcell product line sales of approximately $6.042 million, or 79.9% of net sales for the six months ended September 30, 1996, compared to approximately $629,000, or 24.4% of net sales for the six months ended
September 30, 1995

GROSS PROFIT. Gross profit for the six months ended September 30, 1996 increased approximately $2.595 million or 178.2% from the six months ended September 30, 1995. Gross profit as a percentage of sales decreased to 53.6% from 56.5% from the comparable period. The higher gross margin for the six months ended September 30, 1995 is primarily due to the much lower than anticipated costs incurred in connection with a contract which generated approximately 28% of the six months' net sales.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the six months ended September 30, 1996, increased $953,000, or 260.4% from the six months ended September 30, 1995. this increase was caused primarily by increased personnel and advertising costs incurred to promote sales in the cellular, PCS and paging communications markets, increased commissions caused by substantially more sales, and incremental costs associated with the Company's public ownership status such as accounting, legal, and investor relations expenses not required in the six months ended September 30, 1995.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the six months ended September 30, 1996, increased $372,000 or 113.8%, from the six months September 30, 1995. This increase was due primarily to the employment of additional technical personnel required to support the development of new products for the cellular, PCS and paging communications markets. However, research and development costs expressed as a percentage of net sales decreased to 9.3% from 12.7% in the comparable period due to the substantial increase in net sales.

PROVISION FOR INCOME TAXES. For the six months ended September 30, 1996, the Company's effective tax rate was approximately 37%. The difference between the rate used and the statutory rate of approximately 40% was due to research and development tax credits available to the Company which reduce taxes payable and tax free income generated from certain investments. For the six months ended September 30, 1995, the statutory 40% rate was used.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Company financed its operations primarily from internally generated funds and, to a lesser extent loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option). Of the net proceeds of approximately $7.7 million at December 31, 1995, $425,000 was used to repay loans from certain stockholders and the remainder is being used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of sufficient equipment to produce higher product quantities, and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the offering are also being used to increase inventory levels and expand working capital sufficiently to support higher operating levels.

In August, 1996, the Company renegotiated its revolving bank line of credit.
The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate plus 0.75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1997, with interest at the bank's reference rate plus 1.00%. Both facilities are secured by the Company's assets and expire on September 1, 1997. As if September 30, 1996, there were no borrowings outstanding under either facility.

The Company believes that the net proceeds from the public offering, together with cash provided by operations and available under the bank line of credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Stockholders' Meeting (the "Annual Meeting") was held on August 27, 1996.

At the Annual Meeting the following persons were re-elected to the Company's Board of Directors to serve for a three-year term until the fiscal 1999 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. There were 5,885,656 shares eligible to vote at the meeting, of which, approximately 87% of the shares were voted by proxy. The voting for the director nominees was as follows

                              VOTES      VOTES
                               FOR      WITHHELD     TOTAL
                            ---------   --------   ---------
     Edwin J. McAvoy        5,112,597      8,952   5,121,549
     Richard W. Flatow      5,113,197      8,352   5,121,549

     The proposed election of directors is more fully described in the Company's notice and proxy statement dated July 25, 1996, concerning the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.26  Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings.
     10.27  Security Agreement dated August 2, 1996, between the Company and
            Bank of America National Trust and Savings.
     27     Financial Data Schedule

(b) There were no Reports on Form 8-k filed by the Company during the quarter ended September 30, 1996

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AML COMMUNICATIONS, INC.



Date: November 12, 1996                /s/ William E. Sheridan, III
                                       ----------------------------
                                       William E. Sheridan, III
                                       Vice President, Finance and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)