Form 10-Q
period 1996-12-31
AML COMMUNICATIONS INC
filed 1997-02-14
CIK 1003640

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:     December 31, 1996 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:          0-27250

                     AML COMMUNICATIONS, INC.
     (Exact name of registrant's specified in its charter)


               Delaware                                77-0130894
      ------------------------------         ---------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

           1000 Avenida Acaso
         Camarillo, California                             93012
 --------------------------------------               --------------
(Address of principal executive offices)                (Zip Code)

                           (805) 388-1345
           -------------------------------------------------
          (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X     No
                         ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock Outstanding as of January 31, 1997:   6,036,453

Number of pages in this Form 10-Q    13
                                     --

                   AML COMMUNICATIONS, INC.

                          INDEX



                                                             P
PART I    FINANCIAL INFORMATION                              <

Item 1.   Financial Statements (Unaudited)

          Statements of Income for the three and nine month periods ended December 31, 1996 and December 31, 1995

          Balance Sheets at December 31 and March 31, 1996

          Statements of Cash Flows for the nine month periods ended
          December 31, 1996 and December 31, 1995

          Notes to the Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES

                   PART 1 - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS


                    AML COMMUNICATIONS, INC.
                      STATEMENTS OF INCOME
                          (UNAUDITED)

                             Three Months Ended        Nine Months Ended
                                December 31,             December 31,
                            1996           1995         1996         1995
                          ----------     ----------   -----------  ----------
Net sales                $4,073,000     $1,803,000   $11,631,000  $4,380,000
Cost of goods sold        1,890,000        842,000     5,396,000   1,963,000
                         ----------     ----------   -----------  ----------
    Gross profit          2,183,000        961,000     6,235,000   2,417,000
                         ----------     ----------   -----------  ----------
Operating expenses:
  Selling, general and
    administrative          657,000        219,000     1,977,000     585,000
  Research and development  425,000        236,000     1,124,000     563,000
                         ----------     ----------   -----------  ----------
                          1,082,000        455,000     3,101,000   1,148,000
                         ----------     ----------   -----------  ----------
Operating income          1,101,000        506,000     3,134,000   1,269,000
  Interest expense
    (income), net           (57,000)        11,000      (158,000)     43,000
Income before provision
  for income taxes        1,158,000        495,000     3,292,000   1,226,000
Provision for income taxes  429,000        195,000     1,218,000     487,000
                         ----------     ----------   -----------  ----------
Net income               $  729,000     $  300,000   $ 2,074,000  $  739,000
                         ==========     ==========   ===========  ==========
Earnings per common share      $.11           $.06          $.32        $.16
                                ===            ===           ===         ===
Weighted average number of
  shares of common stock
  outstanding             6,502,000      4,881,000     6,506,000   4,738,000
                         ==========     ==========   ===========  ==========

The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                               BALANCE SHEETS

                                          December 31,      March 31,
                                             1996             1996
                                         -------------     ----------
                                         (UNAUDITED)

ASSETS
-------------
Current Assets:
  Cash                                    $ 4,624,000     $ 6,312,000
  Marketable securities                     2,011,000             ---
  Accounts receivable, net of allowance
    for doubtful accounts of $145,000
    and $102,000, as of December 31 and
    March 31, 1996, respectively            3,400,000       1,549,000
  Inventories                               1,724,000       1,304,000
  Facilities held for resale                      ---       1,300,000
  Other current assets                         44,000          41,000
                                          -----------     -----------
       Total Current Assets                11,803,000      10,506,000
                                          -----------     -----------
Property and Equipment, at cost:
  Machinery and equipment                   2,064,000       1,141,000
  Furniture & fixtures                        133,000           1,000
  Leasehold improvements                      513,000         220,000
                                          -----------     -----------
                                            2,710,000       1,362,000
  Less-Accumulated depreciation and
    amortization                            (769,000)        (413,000)
                                          -----------     -----------
                                            1,941,000         949,000
                                          -----------     -----------
Deferred Taxes                                271,000         107,000
                                          -----------     -----------
  Other Assets                                180,000          83,000
                                          -----------     -----------
                                          $14,195,000     $11,645,000
                                          ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
Current Liabilities:
  Current portion of capital lease
    obligations                           $    39,000     $   118,000
  Accounts payable                            637,000         600,000
  Accrued compensation and benefits           584,000         275,000
  Other accrued expenses                      112,000         173,000
  Income taxes payable                        311,000         710,000
                                          -----------     -----------
       Total Current Liabilities            1,683,000       1,876,000
                                          -----------     -----------
Capital Lease Obligations,
  net of current portion                       72,000         360,000
                                          -----------     -----------

Stockholders' Equity:
  Preferred stock, $.01 par value:
     Authorized--1,000,000 shares, no
         shares issued or outstanding              --              --
  Common stock, $.01 par value:
     Authorized--15,000,000 shares
         authorized--5,940,874 and
         5,641,450 shares issued and
         outstanding as of December 31
         and March 31, 1996, respectively      59,000          57,000
  Capital in excess of par value            8,805,000       7,850,000
  Retained earnings                         3,576,000       1,502,000
                                          -----------     -----------
                                           12,440,000       9,409,000
                                          -----------     -----------
                                          $14,195,000     $11,645,000
                                          ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                    AML COMMUNICATIONS, INC.
                    STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                NINE MONTHS ENDED
                                         ----------------------------
                                         DECEMBER 31,    DECEMBER 31,
                                             1996            1995
                                         ------------    ------------
Cash Flows from Operating Activities:
  Net income                              $ 2,074,000      $  739,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization          356,000          79,000
       Provision for losses on accounts
         receivable                            43,000          48,000
       Changes in assets and liabilities:
           Decrease (increase) in:
               Accounts receivable         (1,894,000)       (730,000)
               Inventories                   (420,000)       (462,000)
               Prepaid expenses                (3,000)        (31,000)
               Deferred tax asset            (164,000)         15,000
               Other assets                   (97,000)             --
           Increase (decrease) in:
               Accounts payable                37,000         455,000
               Accrued expenses               248,000          12,000
               Income taxes payable           301,000         418,000
                                            ---------         -------
               Net cash provided by
                 operating activities         481,000         543,000
                                            ---------         -------
Cash Flows from Investing Activities:
  Purchase of marketable securities        (2,011,000)             --
  Proceeds from disposition of facilities
    held for resale                         1,300,000              --
  Purchases of property and equipment      (1,348,000)        (40,000)
                                            ---------          ------
               Net cash used in
               investing activities        (2,059,000)        (40,000)
                                            ---------          ------
Cash Flows from Financing Activities:
  Sale of common stock                             --       6,671,000
  Exercise of stock options                   257,000              --
  Principal payments on capital
    lease obligations                        (367,000)       (478,000)
                                            ---------        --------
        Net cash provided by (used in)
          financing activities               (110,000)      6,193,000
                                            ---------       ---------
Net increase (decrease) in cash             (1,688,000)     6,696,000
Cash, beginning of period                    6,312,000        257,000
                                          ------------     ----------
Cash, end of period                       $  4,624,000    $ 6,953,000
                                          ============    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                              $     20,000    $   114,000
                                          ============    ===========
    Income taxes                          $  1,074,000    $   256,000
                                          ============    ===========
  Tax benefit related to employee         $    700,000    $        --
    stock options                         ============    ===========


 The accompanying notes are an integral part of these financial statements.

                     AML COMMUNICATIONS, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996
                           (UNAUDITED)

1.     BASIS OF PRESENTATION -

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three and nine month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1996 audited financial statements and notes thereto included in the Company's Form 10-KSB.

     The Company declared a three-for-two stock split, effected by means of a 50% share dividend, paid to owners of record as of the close of trading
June 5, 1996, payable on June 28, 1996. All share and per share information in the accompanying financial statements have been adjusted to give retroactive effect to the stock split.

EARNINGS PER SHARE -

     Earnings per share is based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For the periods ended December 31, 1996 and 1995, per share information was computed pursuant to the rules of the SEC, which require that common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of common shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of shares outstanding using the treasury stock method from the beginning of the period presented.

Primary and fully diluted earnings (loss) per share were the same for all periods presented.

INVENTORIES -

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                         December 31,     March 31,
                             1996            1996
                         ------------     ----------
     Raw materials         $1,355,000     $  792,000
     Work - in - process      316,000        512,000
     Finished goods            53,000             --
                         ------------     ----------
                           $1,724,000     $1,304,000
                         ============     ==========


MARKETABLE SECURITIES -

     Marketable securities are interest bearing investments with maturities of less than one year but greater than three months when purchased. These securities are readily convertible to cash and are stated at cost, which approximates market value.

2.   FACILITY HELD FOR RESALE -

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

3.   LINE OF CREDIT -

     In August 1996, the Company renegotiated its revolving bank line of credit. The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate plus .75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1997, with interest at the bank's reference rate plus 1.00%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1997. As of December 31, 1996, there were no borrowings outstanding under either facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS
------------------------

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

NET SALES.  Net sales for the three months ended December 31, 1996 were
$4.1 million, compared to net sales of $1.8 million for the corresponding period in 1995, an increase of approximately $2.3 million, or 125.9%. The increase was due primarily to Microcell product line and wireless telephony sales of approximately $3.3 million, or 79.8% of net sales for the quarter ended December 31, 1996 compared to approximately $1.0 million, or 56.0%
of net sales for the quarter ended December 31, 1995. The Microcell 140, approved for sale by the Federal Communications Commission in November, 1996, contributed approximately $256,000, or 6.3% to net sales for the quarter ended December 31, 1996. Additionally, the Company realized new PCS product line sales of approximately $378,000, or 9.3% of net sales for the quarter ended December 31, 1996. Sales of the Company's PCS products and products being developed for the paging markets will represent an increasing percentage of net sales in the future if the Company's marketing strategy is successful.

GROSS PROFIT. Gross profit for the three months ended December 31, 1996 was $2.2 million, or 53.6% of net sales, compared to $1.0 million, or 53.3% for the corresponding period in 1995. Unanticipated overtime labor and other costs attributable to new product production and expedited orders contributed to lower than expected gross profit for the quarter ended December 31, 1996. The Company believes that average selling prices and gross margins for its products are likely to decline as cellular operators face pressure to reduce costs and as competition intensifies among suppliers of equipment to the cellular operators. If competition or other market factors dictate a shift in the Company's pricing or product mix, gross profit as a percentage of net sales may not be as favorable in the future.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the three months ended December 31, 1996 were $657,000, or 16.1% of net sales, compared to $219,000, or 12.1% for the corresponding period in 1995. Both the absolute dollar and percentage increases related principally to additional marketing and administrative headcount, its related expenses, and expanded information systems necessary to support a higher sales volume.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended December 31, 1996 were $425,000, or 10.4% of net sales, compared to $236,000, or 13.1% of net sales for the corresponding period in 1995. The absolute dollar increase was due primarily to the employment of additional technical staff required to design and develop new products for the cellular, PCS and paging communications markets.

PROVISION FOR INCOME TAXES. For the three months ended December 31, 1996, the Company's provision for income taxes was $429,000, an effective tax rate of approximately 37%, compared to $195,000, an effective tax rate of approximately 39% for the corresponding period in 1995. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable, and tax free income generated from certain investments.

NET INCOME. For the reasons set forth above, the Company generated a net income for the three months ended December 31, 1996 of $729,000, or 17.9% of net sales, compared to a net income of $300,000, or 16.6% of net sales for the comparable period in 1995.

NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

NET SALES. Net sales for the nine months ended December 31, 1996 were $11.6 million, compared to net sales of $4.4 million for the corresponding period in 1995, an increase of approximately $7.2 million, or 165.5%. The increase was due primarily to Microcell product line and wireless telephony sales of approximately $9.9 million, or 84.7% of net sales for the nine months ended December 31, 1996, compared to approximately $2.1 million, or 48.1% of sales for the nine months December 31, 1995. Additionally, although sales of PCS products represented only 3.3% of net sales for the nine months ended
December 31, 1996, the Company anticipates net sales of these and other new products to represent an increasing percentage of net sales in the future.

GROSS PROFIT. Gross profit for the nine months ended December 31, 1996 was $6.2 million, or 53.6% of net sales, compared to $2.4 million, or 55.2% for the corresponding period in 1995. The higher gross margin for the nine months ended December 31, 1995 was due primarily to lower than anticipated costs incurred with a contract which generated approximately 21.6% of the nine months' net sales. The Company believes that average selling prices and gross margins for its products are likely to decline as cellular operators face pressure to reduce costs and as competition intensifies among suppliers of equipment to the cellular operators. If competition or other market factors dictate a shift in the Company's pricing or product mix, gross profit as a percentage of net sales may not be as favorable in the future.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the nine months ended December 31, 1996 were $2.0 million, or 17.0% of net sales, compared to $585,000, or 13.4% for the corresponding period in 1995. Both the absolute dollar and percentage variances related principally to additional sales commissions, marketing and administrative headcount and its related expenses, and expanded information systems necessary to support a higher sales volume. The Company believes further investment in marketing and administration will be necessary to accommodate continued growth.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the nine months ended December 31, 1996 were $1.1 million, or 9.7% of net sales, compared to $563,000, or 12.9% of net sales for the corresponding period in 1995. The absolute dollar increase was due basically to the employment of additional technical staff required to design and develop new products for the cellular, PCS and paging communications markets. The Company's research and development expenditures for the nine months ended December 31, 1996 resulted in the introduction of new cellular, wireless, and PCS products.

PROVISION FOR INCOME TAXES. For the nine months ended December 31, 1996, the Company's provision for income taxes was $1,218,000, an effective tax rate of approximately 37%, compared to a provision for income taxes of $487,000, or 40% for the corresponding period in 1995. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduced taxes payable, and tax free income generated from certain investments.

NET INCOME. For the reasons set forth above, the Company generated a net income for the nine months ended December 31, 1996 of $2,074,000, or 17.8% of net sales, compared to a net income of $739,000, or 16.9% of net sales for the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES
---------------------------------

Historically, the Company financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option). Of the net proceeds of approximately $7.7 million at December 31, 1995, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of sufficient equipment to produce higher product quantities, and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering are also being used to maintain increased inventory and working capital balances to support higher operating levels.

In August, 1996 the Company renegotiated its revolving bank line of credit.
The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate plus 0.75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1997, with interest at the bank's reference rate plus 1.00%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1997. As of December 31, 1996, there were no borrowings outstanding under either facility.

At December 31, 1996 the Company had $4.6 million in cash, and $2.0 million in short-term tax exempt marketable securities. The Company's operating activities provided cash of approximately $482,000 in the nine month period ended
December 31, 1996 mainly as a result of income from operations offset by increases in accounts receivable and inventory. The Company's capital expenditures of $1.3 million for the nine months ended December 31, 1996 were mainly for manufacturing test equipment, leasehold improvements for new facilities, and information system improvements. Also, in June, 1996 the Company paid off capital lease obligations totaling $266,000 in addition to the scheduled payments.

The Company believes that the net proceeds from the initial public offering, together with cash provided by operations and available under the bank line of credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

                  PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27     Financial Data Schedule

(b) There were no Reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AML COMMUNICATIONS, INC.



Date:     February 12, 1997          /s/ Kirk A. Waldron
                                     -------------------
                                     Kirk A. Waldron
                                     Vice President of Finance and Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)