Form 10KSB40
period 1997-03-31
AML COMMUNICATIONS INC
filed 1997-06-27
CIK 1003640

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10 KSB


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997



    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934





              For the transition period from _________ to _________




                         Commission File Number 0-27250


                            AML COMMUNICATIONS, INC.
            --------------------------------------------------------

             (Exact name of Registrant as specified in its charter)





                  DELAWARE                               77-0130894
            --------------------                 -------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


         1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA                93012
  ---------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)



                                 (805) 388-1345
                            -------------------------
              (Registrant's telephone number, including area code)




           Securities registered pursuant to Section 12(b) of the Act:


            Title of each class      Name of each exchange on which registered
          -----------------------    -----------------------------------------
                    NONE                             NONE



           Securities registered pursuant to Section 12(g) of the Act:




                                 Title of Class
                          ----------------------------
                          COMMON STOCK, $.01 PAR VALUE




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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 1997, was approximately $10,215,766. The stock price for computational purposes was $2.90, based on the closing sale price for the Registrant's common stock on the NASDAQ National Market on June 23, 1997. This value is not intended to be a representation as to the value or worth of the Registrant's shares of common stock. The number of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares of the Registrant's common stock outstanding on June 23, 1997 was 6,129,406.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 27, 1997, are incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.[X]


  Registrant's revenues for its most recent fiscal year:  $14,091,000
  Transitional Business Disclosure Format (Check One).  Yes       No   X
                                                             ----     ----
--------------------------------------------------------------------------------

This Annual Report on Form 10-KSB contains certain forward-looking statements, the realization of which may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results," under Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS


INTRODUCTION


     AML Communications, Inc. ("AML" or the "Company") was incorporated in California in 1986 as Advanced Milliwave Laboratories, Inc. In early 1994 the Company changed its name to AML Communications, Inc. In December 1995, in connection with the initial public offering of its common stock, the Company changed its state of incorporation from California to Delaware. In May 1996, the Company moved its principal offices to 1000 Avenida Acaso, Camarillo, California 93012.

     The Company designs, manufactures and markets amplifiers and related products for the cellular, personal communication services ("PCS") and other communication markets. AML's cellular products, introduced in late 1994, have historically been marketed mainly to cellular operators and are designed to enable them to increase significantly the quality and quantity of calls processed by new and existing cellular base stations. The Company has recently introduced, or is in the process of introducing, a number of products for the PCS marketplace. During the fiscal year ended March 31, 1997 the Company entered the satellite communication gateway market by offering a high power amplifier for data transmission applications in a low earth orbit ("LEO") satellite communications network.


     Since 1993, the Company has offered multicarrier amplifiers to the wireless telephony segment of the wireless communications industry. Since its inception, AML has also provided a large number of catalog and custom amplifiers to original equipment manufacturers ("OEMs") and other customers in the communications market. AML's wireless products support a broad range of analog and digital transmission standards and formats including AMPS, TACS, NMT, TDMA, CDMA, GSM and FHMA.


INDUSTRY BACKGROUND

     The market for wireless communications services has grown substantially during the past decade as cellular, PCS, wireless telephony, satellite communication and other new and emerging applications have become increasingly accessible and affordable to growing numbers of consumers. Among the various types of wireless services, the market for cellular communications is currently the largest, but the PCS market offers the most growth opportunities.


     The Cellular Marketplace. Cellular market growth in North America can be attributed to decreasing prices, greater access to cellular service and increased consumer acceptance. Consumers now demand competitive pricing, smaller cellular phones, more efficient batteries, greater geographic coverage and more consistent service. The growth in cellular communications and the number of subscribers in relation to the limited amount of Radio Frequency ("RF") spectrum assigned to cellular and other wireless services has required substantial investment by cellular system operators in cellular infrastructure equipment. This investment enables cellular system operators to expand system capacity to meet increasing needs and to handle increased traffic with a minimum of distortion or interference.

     A cellular system consists of a number of cells which are networked to form a cellular system operator's geographic coverage area. Each cell has a base station which houses the equipment that transmits and receives telephone calls between the cellular subscriber within the cell and the switching office connected to the local wireline telephone system. Such base station equipment includes an antenna and a series of transceivers, power amplifiers and cavity filters. Large cells, which generally cover a geographic area of up to five miles in radius, are commonly referred to as "macrocells".

     Cellular system operators in densely populated areas are able to expand the capacity of their existing cellular systems by incorporating smaller cells, commonly referred to as "microcells," that divide macrocells into several smaller cells, typically one to three miles in radius. The base stations for microcells are substantially smaller physically than base stations for macrocells. Microcells provide a means to increase local capacity and/or coverage. They require less expensive equipment at each base station, but normally offer lower capacity and smaller areas of coverage than macrocells. Within the latter half of fiscal 1997, OEMs had developed improved base stations enabling the operator to achieve cost effective performance without having to upgrade to an AML amplifier.

     The ability of cellular system operators to increase system capacity through the use of microcells is largely dependent on their ability to broadcast multiple signals with acceptable levels of interference and distortion. In cellular systems, the amplifier is generally the greatest source of signal interference and distortion, particularly with multicarrier high power amplifiers. Consequently, obtaining amplifiers which can transmit and receive multiple signals with low distortion or interference from adjacent signals ("high spectral purity") is critical to a cellular system operator's ability to increase system capacity. Substantial resources and technical expertise are required to design and manufacture multicarrier power amplifiers with high spectral purity. To achieve high spectral purity, multicarrier amplifier systems must have high interference cancellation properties.

     The PCS Marketplace. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at a higher frequency range in the available RF spectrum with "digital" formats, within the 1800 and 1900 MHz frequencies. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which limit distances PCS transmissions can travel without significant degradation. The PCS market is characterized by a major up front investment by operators and, as such, is under quick deployment pressure. The PCS initial deployment, in its quest to obtain swift coverage, is mainly employing single carrier transmit amplifiers. Multicarrier amplifiers for this service are yet to be deployed until such time the service to end users proliferates and capacity limitations are evident.

     Unlike cellular deployment where the proliferation of both mast head and ground based receive amplifiers was limited, the Company believes such products are likely to be demanded by a significant number of sites. The Company is in the process of introducing a series of receive amplifiers for PCS service.

     Other Wireless Markets. Satellite communication systems are expected to provide a cost effective method for global messaging. The LEO satellites are physically small but require substantial levels of power to maintain effective communication. Amplifiers are therefore needed to strengthen the signal emanating from gateways across the globe as they are transmitted to the LEO satellites.

     Wireless telephony, Specialized Mobile Radio ("SMR") and other markets require various applications of wireless communication signal enhancement by use of an amplifier. Wireless telephony systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. SMR, like cellular/PCS communications, is a two-way service for both speech and data. The custom communications market consists of small niche segments within the larger communications market: long-haul radio communications, land mobile communications, surveillance communications, ground-to-air communications, microwave communications, broadband communications and telemetry tracking.



THE AML STRATEGY


     Using its proprietary technology and expertise in interference cancellation, the Company's strategy is to focus on the needs of system operators to develop technologically advanced amplifier based products. While providing a broad range of amplifier based products to the communications industry in general, AML has recently developed products which address the technical problems faced by cellular and PCS system operators as a result of the rapid growth in cellular and PCS telephone use and the resulting need to increase system coverage and capacity. During the third quarter of fiscal 1995, AML introduced its Microcell line of multicarrier amplifier based products, designed to permit the cellular system operator to split macrocells into several microcells more cost effectively, thereby increasing capacity. Additionally, in the third quarter of fiscal 1997, AML introduced the M140 amplifier, the Company's most powerful multicarrier amplifier. During the fourth quarter of fiscal 1997 the Company introduced its first mast head receive amplifier for PCS service and its first amplifier for the satellite communication gateway market. The Company's business strategy focuses primarily on the cellular and PCS communications market and consists of the following elements:

     Market to System Operators and OEMs. Since 1994, the Company has positioned itself as a supplier of amplifier products to system operating companies. This strategy is based on the Company's belief that operators sometimes source their own equipment rather than always depend on OEMs for complete systems. The Company believes that such operators are becoming more sophisticated about equipment purchases and are seeking providers that offer innovative solutions to technical problems rather than standardized systems. Based on the performance characteristics and functionality of its products, AML believes it will be able to further penetrate the infrastructure equipment market by focusing its marketing efforts on the system operators. As a result of not procuring a significant amount of business from the more traditional channel to market, the OEM, the Company operates without a substantial backlog. More recently, the Company has expanded its effort to penetrate OEM accounts to improve its ability to make projections with greater reliability.

     Maintain a Technology Leadership Position. The Company believes its interference cancellation technologies and its receive amplifier expertise are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology.

     Develop Innovative Proprietary Products. The Company has pursued the development of amplifier products which are highly innovative and are not standard "commodity" type products. Utilizing its proprietary technology and expertise in interference cancellation, the Company has developed and intends to continue to develop products which combine basic components in unique and high performance configurations to command higher prices in the cellular/PCS infrastructure equipment market.

     Provide Comprehensive Customer Support. The Company works closely with its customers throughout the design process to assist them in refining and developing their amplifier specifications. Customer support involves problem evaluation, engineering recommendations and solution implementation. After the product is delivered, the Company continues to provide technical support to facilitate system integration, implementation and operation. Through this process, the Company believes it will develop new product definitions and implementations to enhance further the strategic position of the Company in the wireless market.


TECHNOLOGY

     Wireless Transmit Technology. The traditional transmit section of a base station consists of a series of transceivers, power amplifiers, tunable cavity filters and a transmit antenna to transmit the signal to the cellular or PCS telephone user. The power amplifier within the base station receives a relatively weak signal from the cellular transceiver and boosts the power of the outgoing cellular signal so that it is broadcast throughout the cell. The RF power levels necessary to transmit the signal over the required range must be achieved without distorting the signal. The signal must be amplified and remain in the assigned RF channel with low distortion and interference with adjacent channels.

     Because cellular and PCS system operators are allocated a specific RF spectrum band and specified channels, system operators seek to use such bands and channels more efficiently in order to increase system capacity. To gain flexibility and increase spectrum efficiency, an operator may choose "multicarrier amplification," in which all channels are amplified simultaneously by one amplifier, rather than each channel using a separate single amplifier. A multicarrier amplifier combines the performance capabilities of up to 21 single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. Such a multicarrier amplifier requires less space than multiple single amplifiers which reduces the size and cost of a base station and facilitates the trend toward the use of microcells to increase system capacity.

     Multicarrier amplification, particularly at high power levels, generally results in an increase in the spurious interfering emissions generated by the amplifier. Reducing or eliminating spurious interfering emissions generated by high power amplifiers may be accomplished through interference cancellation techniques involving highly advanced processing circuitry methods. The Company has developed certain proprietary technology and methods to achieve high interference cancellation in its amplifiers, technically known as "feedforward" and "lossless-feedback" implementations.

     Cellular system operators are also expanding the capacity of their systems by transitioning from analog technologies to digital technologies. Cellular systems based on analog technology are capable of carrying only one call per channel of RF spectrum. Current analog standards and formats include the Advanced Mobile Phone Services ("AMPS") in North America and the Total Access Communication System ("TACS") and Nordic Mobile Telephone ("NMT") in Europe. Digital systems allow a given channel of spectrum to carry multiple calls simultaneously thereby increasing system capacity. Conversion to digital transmission is expected to allow three to eight times as many voice conversations to occupy the same frequency bands. Current digital standards and formats include Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA") in North America and the Global System for Mobile Communications ("GSM") and Digital Communication Service at 1800 MHz ("DCS-1800") in Europe. An additional cellular system operating in the SMR spectrum is in deployment in the United States. This system uses digital techniques that include Frequency Hopping Multiple Access ("FHMA"). The Company's products support many analog and digital standards and formats, including AMPS, TACS, NMT, TDMA, CDMA, GSM and FHMA. PCS system operators have subscribed to all digital transmission format (GSM, TDMA, or CDMA).

     Wireless Receive Technology. The receiving section of a base station commonly uses two antennas to create a more efficient receive antenna pattern than would be the case with a single antenna. The use of low noise amplifiers with the base station's antennas increases the performance of a cellular or PCS system operator's receive system. Low noise amplifiers receive a weak signal from the antennas and boost the power of the signal with reduced levels of noise. The Company employs complex circuitry and techniques, including the use of sensitive gallium arsenide ("GaAS") transistors to produce low noise and very low noise amplifiers.



MARKETS

     The market for wireless communications services has grown substantially during the past decade as cellular, PCS, wireless telephony, SMR and other new and emerging applications have become increasingly accessible and affordable to growing numbers of consumers. The growth of these markets has increased the demand for the Company's products.

     Cellular Market. The market for cellular communications is currently the largest of the wireless services. Cellular system operators have expanded the capacity of their existing cellular systems by splitting macrocells into smaller microcells. The Company believes that the relatively small size, high power and performance characteristics of its microcell multicarrier amplifier product line has been particularly attractive to cellular system operators when purchasing infrastructure equipment for such new cell sites. Although this market is the largest, its growth rate has declined significantly with the introduction and deployment of PCS.

     PCS Market. In light of the growth of cellular communications and recognizing the need for additional competitive wireless capacity the Federal Communications Commission auctioned spectrum at 1850 MHz to 1990 MHz. The wireless services occupying these bands are PCS. Installation of the infrastructure to support PCS domestically in the United States commenced in 1996 and is expected to continue beyond 2000. Unlike cellular which took over 12 years to reach its present level of infrastructure build-out, PCS build-out is expected to occur on an accelerated basis. The reasons for this include the need for PCS to compete effectively with existing cellular coverage and services plus a desire on the part of many PCS operators to be the first to offer PCS service in order to capture the highest possible market share.

     The Company believes that PCS represents a significant opportunity for both the system operator and OEM sales. In support of this opportunity the Company has developed a line of mast head receive amplifiers, repeaters and transmit power amplifiers.

     Wireless Telephony Market. Wireless telephony systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and Brazil, wireless telephony systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets multicarrier amplifiers for infrastructure equipment systems in the wireless telephony market.

     Satellite Communications and Other Markets. The satellite communications market is a small niche segment within the larger communications market to provide across the globe mass digital communications. Other markets include: surveillance communications, ground-to-air communications, microwave communications, broadband communications and telemetry tracking. The Company sells custom amplifiers and related products to these segments.

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The Company's future success depends on its ability to develop in a timely manner new products that compete effectively on the basis of price and performance and that adequately address customer requirements. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve customer acceptance.


PRODUCTS

     The Company designs and sells multicarrier transmit amplifiers, low noise receive amplifiers, and related products for the cellular and PCS communication markets, as well as to the wireless telephony and satellite communications segments of the wireless communications industry. The Company also provides catalog and custom amplifiers to OEMs and to other customers in the communications market in general.

     Wireless Multicarrier Amplifiers. Utilizing its proprietary technology, the Company has developed a series of multicarrier (microcell) amplifiers for cellular applications. These products feature transmitting power levels which the Company believes rank among the industry's highest, while at the same time maintaining low levels of spurious output and distortion. The Company's Microcell 40, Microcell 80 and Microcell 140 products offer a composite power of 40 Watts, 80 Watts and 140 Watts, respectively. As a result, the Microcell 40 supports up to 21 channels at 1.9 Watts per channel, the Microcell 80 supports up to 21 channels at 3.8 Watts per channel and Microcell 140 supports up to 21 channels at 6.6 Watts per channel.

     Additionally, the Company offers multicarrier amplifiers for wireless telephony and satellite communications applications.

     Wireless Receive Amplifiers. AML's receive amplifiers are designed primarily for use by system operators and OEMs in the wireless infrastructure equipment market. The Company's dual low noise amplifiers in its Microcell products enhance the operation of the receiving section of the base station and allows the cellular operator to balance its system.

     In addition, the Company's Link Balancer(R) receive amplifiers feature low noise sensitivity and high out-of-band rejection characteristics. The Company believes that the Link Balancer(R) amplifier improves the ability of unbalanced macrocells to receive the weaker signals of level 2 power hand held phones more efficiently and therefore to expand the footprint of such macrocells. The Company has recently introduced a line of duplexed and non-duplexed PCS masthead receive amplifiers and is in the process of introducing a PCS masthead transmit/receive amplifier for PCS 1900 (GSM derived) applications.

     The Company believes that average selling prices and gross margins for its products are declining as system operators face pressure to reduce costs as competition intensifies. To counter these conditions, the Company believes that it must successfully introduce and sell innovative new products on a timely basis that incorporate innovative technologies and features that can be sold at higher average selling prices and gross margins or at greater volume. There can be no assurance, however, that the Company will be successful in developing or marketing such products in such manner.

     Custom and Catalog Products. In addition to multicarrier transmit and receive amplifiers, the Company also produces a variety of communication and other products that meet the needs of particular markets. These products are frequently designed and produced to customer specifications relating to noise, power, frequency or spectral purity. The Company's catalogs list numerous possible configurations for certain custom products and are used to promote sales of its custom products to customers with special requirements.
AML's custom products include the following:

  . Receiving Multicouplers. This product is used to split low level received signals into multiple outputs. For example, a receiving multicoupler may be used to allow one antenna to feed many receivers. This product can cover many communication frequency bands.

  . High Dynamic Range, Low Noise Amplifiers. These amplifiers are used to amplify weak signals in the presence of high power signals with minimal cross interference. This product frequently is used as an antenna receive amplifier.

  . Microwave Amplifiers. The Company markets microwave amplifiers with low noise and medium power characteristics with frequencies from 500 MHz to 18 GHz to a variety of customers. The Company uses its microwave integrated circuit ("MIC") technology to manufacture these products.

  . Telemetry Monopulse Tracking Components. These products are used by civilian and military testing and tracking facilities to retrieve air to ground test data via telemetry communication data links. The Company designs and manufactures amplifiers, comparators and scan converters for this specialized market.

     Product Warranties. The Company warrants new products against defects in materials and workmanship, for a period of twelve months from the date of shipment. To date, the Company has not experienced a material level of warranty claims.


CUSTOMERS, SALES AND MARKETING

     Customers. The Company markets its products primarily in the United States generally to wireless communication system operators and certain OEMs.

     Historically, the Company has derived a substantial percentage of its net sales from single customers during certain fiscal periods and until fiscal 1995 the Company derived substantially all of its net sales from its custom communication products. However, the Company has become less dependent on custom products as the percentage of its net sales derived from sales of cellular and wireless telephony products has increased. Set forth below is information pertaining to the Company in its markets.

              .    Cellular and Wireless Telephony. Beginning in late fiscal
         1995, the Company shifted its marketing efforts from custom communication products to cellular system applications. As a result, sales to the cellular industry accounted for approximately 5% of net sales in fiscal 1995, 50% of net sales in fiscal 1996 and 72% of net sales in fiscal 1997. Major customers for the Company's cellular products included AT&T Wireless, Bell South Mobility, Houston Cellular, BAMS Nynex and Ameritech. Management believes the sales of cellular products will account for a smaller percentage of overall sales in the foreseeable future. Net sales of wireless telephony products accounted for approximately 33% of net sales in fiscal 1995, 7% of net sales in fiscal 1996, and 10% of net sales in fiscal 1997. Interdigital Corporation is the primary customer for the Company's wireless telephony products.

              .    PCS. During fiscal 1997, the Company introduced a new line of products for the PCS marketplace. Customers for the Company's PCS products included AT&T Wireless. Sales of these products accounted for approximately 4% of net sales in fiscal 1997.

              .    Custom Communications and Other. Historically, the Company
         has derived a substantial portion of its net sales from sales of its custom products. Sales of these products accounted for 62%, 43% and 13% of net sales for fiscal 1995, 1996 and 1997, respectively. During fiscal 1995, sales to E-Systems accounted for approximately 14% of net sales. During fiscal 1996, sales to Cubic Defense Systems, Inc. accounted for approximately 18% of net sales. During fiscal 1997, no custom product customer accounted for more than 5% of net sales.

     International Sales. Sales of products outside the United States represented approximately 14.8%, 3.4% and 5.3% of net sales during fiscal 1995, 1996 and 1997, respectively. The Company believes that cellular and PCS growth worldwide is expanding at similar growth rates as in the United States.

     Sales and Marketing. The Company employs a direct sales approach focused on providing its wireless industry customers with specific application solution to satisfy their transmit and receive amplification needs. Sales of the Company's products directly to system operators require close technical liaison with the operators' engineers and frequent travel to customer's sites.

     The Company's executive officers are involved in all aspects of the Company's relationship with its major system operator and OEM customers. In addition, as of March 31, 1997 the Company employed a direct sales staff of five employees. The Company has entered into technical sales representative agreements for sales in the United States, Korea and Brazil.



COMPETITION

     The wireless communication equipment industry is highly competitive and the cellular and PCS communications market is dominated by a small number of large OEMs, such as AT&T, Ericsson, Lucent and Northern Telecom, which provide complete infrastructure systems to system operators. In addressing the requirements of the system operators, the Company competes on the basis of product functionality, quality and reliability, technical performance, time-to-market and delivery capability. The Company believes that overall it competes favorably with respect to the foregoing elements.

     Merchant amplifier manufacturers, such as Powerwave Technologies, Inc., Spectrian Corporation and Microwave Power Devices, Inc., have developed products which are directly competitive with the Company's products. If these products are supplied to OEMs for incorporation in their systems, or the merchant manufacturers shift their marketing focus from OEMs to system operators, it may adversely impact the Company. Additionally, the OEM market which the Company hopes to further penetrate is very competitive. A substantial portion of the present worldwide production of amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that these amplifiers are offered for sale as part of their wireless systems. There are no assurances that the Company's efforts to penetrate the OEM market will be any more successful than its historical results.

     The Company has begun to experience significant price competition and expects price competition in the sale of amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of its products, or otherwise, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.


RESEARCH AND DEVELOPMENT

     The Company's research and development ("R&D") efforts are driven by the short term demands of the market and potential future applications developed as a result of the Company's interactions with wireless communication system operators. The R&D activity is mainly focused in the wireless market and, to a lesser extent, the market for custom products. R&D expenditures in fiscal 1995, 1996 and 1997 were approximately $487,000, $852,000 and $1,510,000, respectively.

     Wireless Products. The Company engages in R&D programs focused on the design of new products for the cellular, PCS, satellite and other markets, improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

     The Company uses a CAD environment employing networked workstations to model and test new circuits. This design environment, together with the Company's experience in interference cancellation technology and modular product architecture, allows the Company to rapidly define, develop and deliver new and enhanced products and subsystems sought by its customers.

     Custom Products. The Company's R&D efforts with respect to custom products focus primarily on developing new configurations of amplifiers and related circuits. In addition, the Company intends to continue its R&D efforts for certain custom low noise receive amplifiers and low noise automatic gain control amplifiers for other portions of the wireless communication market.


PATENTS, PROPRIETARY TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY

     The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. The Company has a policy of seeking patents, when appropriate, on inventions resulting from its ongoing research and development and manufacturing activities. The Company has been awarded two United States patents and has one United States patent application pending. There can be no assurance that the Company's pending patent application will be allowed or issued or that issued or pending patents will not be challenged or circumvented by competitors.

     Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its business depends more on the collective value of its patents, specifications and CAD design, technical process and employee expertise. The Company has a policy to enter into confidentiality and non-disclosure agreements with its employees and to limit access to and distribution of its proprietary technology. Although there are no pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

     The Company owns Federal registrations with respect to the marks Balanced Link(R), Link Balancer(R) and Repeat-A-Cell(R), and has applied for Federal trademark protection for the mark PowerTop(TM).



GOVERNMENT REGULATION

     Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. There can be no assurance that the FCC will not adopt more stringent regulations for the communications industry. If such regulations are adopted, the Company, the OEMs and the wireless system operators may be required to alter the manner in which radio signals are transmitted or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations, could affect the market for the Company's products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services. However, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers.

EMPLOYEES

     As of March 31, 1997, the Company had 99 full-time employees, including 23 in research and development; 59 in manufacturing, production engineering and quality assurance; eight in administration; and nine in sales and marketing and customer support. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. The Company believes its relationships with its employees are good.


ENVIRONMENTAL REGULATIONS

     The Company is subject to federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes, cessation of operations or other actions which could materially and adversely affect the Company's business, financial condition and results of operations.



ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The Company's lease for this space expires in April 2003. Additionally, the Company believes that its current facilities provide adequate expansion capabilities for its opportunities.



ITEM 3.   LEGAL PROCEEDINGS

     The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. The Company currently is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

     The Company's common stock trades on the NASDAQ National Market under the symbol "AMLJ." The table below sets forth the high and low closing sales prices for the Company's common stock on the NASDAQ National Market for the periods indicated.

                                                             PRICE RANGE OF COMMON STOCK /(1)/
                                                                HIGH                LOW
                                                                ----                ---
December 18, 1995 /(2)/ through December 31, 1995               $8.19               $6.00

Quarter ended March 31, 1996                                   $11.42               $6.00

Quarter ended June 30, 1996                                    $22.17              $10.59

Quarter ended September 30, 1996                               $20.50              $10.25

Quarter ended December 31, 1996                                $17.00              $12.50

Quarter ended March 31, 1997                                   $14.00               $3.50

(1) Adjusted to give retroactive effect to a 3:2 stock split paid on June 28, 1996 to holders of record on June 5, 1996.

(2)  Effective date of the Company's initial public offering.

At June 23, 1997 there were approximately 62 holders of record of the Company's common stock.

     The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on the Company's operations, financial and business requirements, conformity with bank covenants and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 1996 and 1997.



(IN THOUSANDS, EXCEPT PERCENTAGE           YEAR ENDED MARCH 31,
 DATA)                             ------------------------------------------
                                             1996                 1997
                                   --------------------   -------------------
Net sales .......................   $  6,988      100.0%  $ 14,091      100.0%
Cost of goods sold ..............      3,181       45.5      6,892       48.9
                                    --------    -------   --------    -------
Gross profit ....................      3,807       54.5      7,199       51.1
Operating expenses:
   Selling, general and
     administrative .............      1,048       15.0      2,534       18.0
   Research and
     development ................        852       12.2      1,510       10.7
                                    --------    -------   --------    -------
Operating income ................      1,907       27.3      3,155       22.4
Other income, net ...............        (13)       (.2)      (208)      (1.5)
                                    --------    -------   --------    -------
Income before provision for taxes      1,920       27.5      3,363       23.9
Provision for taxes .............        723       10.4      1,237        8.8
                                    --------    -------   --------    -------
Net income ......................   $  1,197       17.1%  $  2,126       15.1%
                                    ========    =======   ========    =======

     The table below sets forth information with respect to the Company's net sales derived from customers in the Company's markets during the periods indicated.



                          NET SALES BY MARKET CATEGORY
                                 (IN THOUSANDS)

                                                                   YEAR ENDED
                                                                     MARCH 31,
                                                               -------------------
          MARKETS                                                1996       1997
          -------                                              --------  ---------
Cellular and Wireless Telephony.............................    $4,011    $11,500
PCS.........................................................        --        550
Custom and Other............................................     2,977      2,041
                                                                ------    -------
     Total Net Sales........................................    $6,988    $14,091
                                                                ======    =======




FISCAL YEARS ENDED MARCH 31, 1997 AND 1996


     Net sales. Net sales for fiscal 1997 were $14.1 million compared to $7.0 million in 1996, a 102% increase. The increase in sales is largely attributable to the significant increase in sales volume of the Company's cellular and wireless telephony amplifiers. Although the cellular segment of the Company's business experienced a significant increase year over year, its growth rate began to retreat in the third quarter of fiscal 1997 and significantly declined in the fourth quarter of fiscal 1997. The decline in the cellular amplifier product line is a direct result of the following factors: 1) Original Equipment Manufacturers ("OEMs") have developed improved base stations enabling the operator to achieve cost effective performance without having to upgrade to the Company's amplifier. 2) Macrocell base stations are being developed and sold at substantially lower prices than ever before, thereby slowing the sales of microcell base stations in this country. The Company's multicarrier amplifier is currently only used to perform with the microcell base station; consequently, AML has been negatively impacted by this. 3) The industry focus has shifted to the Personal Communications Services ("PCS") market both in financial resources and in human investment thus slowing further build-out of the cellular infrastructure.

     Custom and other sales were $2.0 million in fiscal 1997 compared to $3.0 million in the prior year, a decrease of $1.0 million, or 33%. The decrease in sales is a result of management's continued effort to focus its attention and resources on cellular and PCS communications opportunities thereby reducing its sales and marketing efforts in the custom and other sales segment of its business.

     Gross profit. Gross profit for fiscal 1997 was $7.2 million, or 51.1% of net sales, compared to $3.8 million, or 54.5% of net sales, in fiscal 1996. The percentage decrease is a result of the revenue shortfall that occurred in the fourth quarter of fiscal 1997 which impeded the Company's ability to efficiently absorb its labor and overhead expenses for that quarter. Also contributing to the decrease was the Company's extensive effort throughout the year to implement the proper infrastructure to sustain the Company's manufacturing levels at which the Company operates. The higher gross margin for fiscal 1996 was also due to lower than anticipated costs incurred in connection with a contract the Company entered into in that fiscal year which generated approximately 18% of the Company's fiscal 1996 sales. The Company believes the average selling prices and gross margins for its products are likely to decline as cellular operators face pressures to reduce costs and as competition intensifies among suppliers of equipment to the cellular operators. If competition or other market factors cause a shift in the Company's pricing or product mix, gross profit as a percentage of net sales may not be as favorable in the future.

     Selling, general and administrative costs. Selling, general and administrative costs for fiscal 1997 were $2.5 million, or 18% of net sales, compared to $1.0 million, or 15% of net sales, for fiscal 1996. Both the absolute dollar and percentage differences related principally to additional sales commissions, marketing and administrative headcount and its related expenses, and expanded information systems necessary to support a higher sales volume. The Company believes further investment in marketing and administration will be necessary to accommodate the intensified competitive nature of the industry.

     Research and development costs. Research and development costs for fiscal 1997 were $1.5 million, or 10.7% of net sales, compared to $852,000, or 12.2% of net sales, for the corresponding period in 1996. The absolute dollar increase was due primarily to the employment of additional technical staff and increased material costs required to design and develop new products for cellular, PCS and paging communications markets. The Company's research and development effort for fiscal 1997 resulted in the introduction of new cellular, wireless and PCS products.

     Other income, net. Other income for fiscal 1997 increased to $208,000 compared to $13,000 for fiscal 1996. The increase was due to interest income generated from cash invested. The cash balances are a function of the net proceeds from the Company's public offering in December 1995 and from positive cash flow generated as a result of earnings offset by capital expenditures and changes in working capital.

     Provision for taxes. Provision for taxes for fiscal 1997 was approximately 36.8% of pretax income, less than the approximate statutory rate of 40%, due mainly to research and development credits and tax exempt interest income which reduce taxes payable.

     Net income. For the reasons set forth above, the Company generated a net income for fiscal 1997 of $2.1 million, or 15.1% of net sales compared to $1.2 million, or 17.1% of net sales in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES


     Historically, the Company financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering are also being used to maintain increased inventory and working capital balances to support higher operating levels.

         In August 1996 the Company renegotiated its revolving bank line of credit. The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5% at March 31, 1997) plus 0.75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1997, with interest at the bank's reference rate plus 1.00%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1997. As of March 31, 1997, there were no borrowings outstanding under either facility.

         At March 31, 1996 the Company had $4.7 million in cash, and $3.3 million in short-term tax exempt marketable securities. The Company's operating activities used cash of approximately $1,306,000 in fiscal 1997 primarily as a result of income from operations offset by increases in investment in marketable securities and inventory. The Company's capital expenditures of $1.5 million for fiscal 1997 were primarily for manufacturing test equipment, leasehold improvements for new facilities and information system improvements. In June 1996 the Company accelerated payments of capital lease obligations totaling $266,000 in addition to the scheduled payments.

         The Company believes that the net proceeds from the initial public offering, together with cash provided by operations and available under the bank line of credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), the Company's ability to timely develop and produce commercially viable products at competitive prices, the ability of the Company's products to operate and be compatible with various OEM base station equipment, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the Company's ability to accurately anticipate customer demand, the Company's ability to manage expense levels, the availability and cost of components, the Company's ability to finance its activities and maintain its financial liquidity and worldwide economic and political conditions.

         The Company has begun to experience significant price competition and expects price competition in the sale of amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of its products, or otherwise, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

         The Company currently sells a majority of its product into the operator channel to market. As a result, the Company receives periodic order forecasts from its major customers who have no obligation to purchase the forecasted amounts. Nonetheless, the Company maintains significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operation and financial condition.

         The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, in anticipation of the deployment of PCS, the Company has developed a line of amplifiers for PCS networks. There can be no assurance that the Company's PCS-based products will achieve market acceptance, or that the Company will manufacture such products at competitive prices in sufficient volumes. In the event the Company's PCS-based products are not timely developed or do not gain market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

ITEM 7.   FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              PAGE
                                                                                                              ----
Report of Independent Public Accountants...................................................................    17

Balance Sheet as of March 31, 1997.........................................................................    18

Statements of Income for each of the two years ended March 31, 1997........................................    19

Statements of Stockholders' Equity for each of the two years ended March 31, 1997..........................    20

Statements of Cash Flows for each of the two years ended March 31, 1997....................................    21

Notes to Financial Statements..............................................................................    22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AML Communications, Inc.:

     We have audited the accompanying balance sheet of AML Communications, Inc. (a Delaware corporation) as of March 31, 1997, and the related statements of income, stockholders' equity and cash flows for each of the two years ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 1997, and the results of its operations and its cash flows for each of the two years ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                           ARTHUR ANDERSEN LLP

Los Angeles, California
May 5, 1997

                            AML COMMUNICATIONS, INC.

                                  BALANCE SHEET

                              AS OF MARCH 31, 1997


ASSETS
------

Current Assets:

     Cash and cash equivalents ..............................................    $ 4,766,000
     Marketable securities ..................................................      3,259,000

     Accounts receivable, net of allowance for doubtful accounts of $297,000.      1,910,000
     Inventories ............................................................      1,961,000
     Other current assets ...................................................        203,000
                                                                                 -----------
          Total current assets ..............................................     12,099,000
                                                                                 -----------


Property and Equipment, at cost: ............................................      2,875,000
     Less--Accumulated depreciation and amortization ........................       (912,000)
                                                                                 -----------
                                                                                   1,963,000

Deferred Taxes ..............................................................        332,000
Other Assets ................................................................        149,000
                                                                                 -----------
                                                                                 $14,543,000
                                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable .......................................................    $   857,000
     Current portion of capital lease obligations ...........................         40,000
     Accrued expenses:
        Accrued payroll and payroll related expenses ........................        453,000
        Accrued commissions .................................................         78,000
        Other accrued expenses ..............................................         72,000
     Income taxes payable ...................................................        244,000
                                                                                 -----------
               Total current liabilities ....................................      1,744,000
                                                                                 -----------

Capital Lease Obligations, net of current portion ...........................         62,000
                                                                                 -----------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value:
          1,000,000 shares authorized; no shares issued or
          outstanding .......................................................             --
     Common stock, $.01 par value:
          15,000,000 shares authorized;
          6,082,190 shares issued and outstanding ...........................         61,000
     Capital in excess of par value .........................................      9,048,000
     Retained earnings ......................................................      3,628,000
                                                                                 -----------
             Total stockholders' equity .....................................     12,737,000
                                                                                 -----------
                                                                                 $14,543,000
                                                                                 ===========

       The accompanying notes are an integral part of this balance sheet.

                            AML COMMUNICATIONS, INC.


                              STATEMENTS OF INCOME

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1997



                                                      YEAR ENDED
                                             -------------------------
                                               MARCH 31,     MARCH 31,
                                                 1996          1997
                                             ------------   ---------
Net Sales ..............................     $6,988,000     $14,091,000
Cost of Goods Sold .....................      3,181,000       6,892,000
                                             ----------     -----------
          Gross profit .................      3,807,000       7,199,000
                                             ----------     -----------
Operating Expenses:
     Selling, general and
      administrative....................      1,048,000       2,534,000
     Research and development ..........        852,000       1,510,000
                                             ----------     -----------
                                              1,900,000       4,044,000
                                             ----------     -----------
          Operating income .............      1,907,000       3,155,000

Other (Income) Expense:
     Interest income ...................        (93,000)       (224,000)
     Interest expense ..................         82,000          28,000
     Other .............................         (2,000)        (12,000)
                                             ----------     -----------
                                                (13,000)       (208,000)
                                             ----------     -----------
          Income before provision
             for income taxes ..........      1,920,000       3,363,000

Provision for Income Taxes .............        723,000       1,237,000
                                             ----------     -----------
          Net income ...................     $1,197,000     $ 2,126,000
                                             ==========     ===========
Earnings per Common Stock Share ........     $     0.23     $      0.33
                                             ==========     ===========
Weighted Average Number of Shares of
   Common Stock Outstanding ............      5,160,000       6,519,000
                                             ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1997

                                                                 COMMON STOCK         CAPITAL IN
                                                               ----------------        EXCESS OF    RETAINED
                                                             STOCK       AMOUNT        PAR VALUE    EARNINGS        TOTAL
                                                           ---------   -----------     ---------    --------     -----------
Balance, March 31, 1995 ...............................    3,902,743       $39,000    $  123,000    $  305,000   $   467,000

     Sale of common stock .............................    1,725,000        17,000     7,726,000            --     7,743,000
     Exercise of stock options ........................       13,707         1,000         1,000            --         2,000
     Net income .......................................           --            --            --     1,197,000     1,197,000
                                                           ---------       -------    ----------    ----------   -----------
Balance, March 31, 1996 ...............................    5,641,450        57,000     7,850,000     1,502,000     9,409,000


     Exercise of stock options.........................      440,740         4,000       345,000            --       349,000
     Tax benefit from exercise of stock options........           --            --       853,000            --       853,000
     Net income .......................................           --            --            --     2,126,000     2,126,000
                                                           ---------       -------    ----------    ----------   -----------
Balance, March 31, 1997 ...............................    6,082,190       $61,000    $9,048,000    $3,628,000   $12,737,000
                                                           =========       =======    ==========    ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.


                            STATEMENTS OF CASH FLOWS


                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1997

                                                                                    YEAR ENDED
                                                                            ---------------------------
                                                                               MARCH 31,     MARCH 31,
                                                                                 1996          1997
                                                                             -----------   ------------
Cash Flows from Operating Activities:
     Net income ..........................................................   $ 1,197,000    $ 2,126,000
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
          Depreciation and amortization ..................................        91,000        499,000
          Provision for losses on accounts receivable ....................       105,000         13,000
          Changes in assets and liabilities:
               Decrease (increase) in:
                    Marketable securities ................................            --     (3,259,000)
                    Accounts receivable ..................................    (1,196,000)      (374,000)
                    Inventories ..........................................      (874,000)      (657,000)
                    Deferred tax asset ...................................       (84,000)      (225,000)
                    Other assets .........................................      (103,000)      (228,000)
               Increase (decrease) in:
                    Accounts payable .....................................       482,000        257,000
                    Accrued expenses .....................................       172,000        155,000
                    Income taxes payable .................................       685,000        387,000
                                                                             -----------    -----------
                    Net cash provided by (used in)
                      operating activities ...............................       475,000     (1,306,000)
                                                                             -----------    -----------
Cash Flows from Investing Activities:
     Facility held for resale ............................................    (1,300,000)            --
     Proceeds from disposition of facility held for resale ...............            --      1,300,000
     Purchases of property and equipment .................................      (359,000)    (1,513,000)
                                                                             -----------    -----------
                    Net cash used in investing activities ................    (1,659,000)      (213,000)
                                                                             -----------    -----------
Cash Flows from Financing Activities:
     Sale of common stock ................................................     7,743,000             --
     Proceeds from exercise of stock options .............................         2,000        349,000
     Principal payments on notes payable to
        stockholders and capital lease obligations .......................      (506,000)      (376,000)
                                                                             -----------    -----------
                    Net cash provided by (used in)
                      financing activities ...............................     7,239,000        (27,000)
                                                                             -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents .....................     6,055,000     (1,546,000)
Cash and Cash Equivalents, beginning of year .............................       257,000      6,312,000
                                                                             -----------    -----------
Cash and Cash Equivalents, end of year ...................................   $ 6,312,000    $ 4,766,000
                                                                             ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest ...................................................   $    86,000    $    28,000
                                                                             ===========    ===========
              Income taxes ...............................................   $   257,000    $ 1,075,000
                                                                             ===========    ===========
     Non cash transactions:
              Tax benefit related to exercise of employee
                  stock options ..........................................   $        --    $   853,000
                                                                             ===========    ===========
              Debt incurred to purchase property and
                  equipment ..............................................   $   305,000    $        --
                                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.    LINE OF BUSINESS

     AML Communications, Inc. (the "Company") designs and manufactures multi-carrier amplifiers, masthead amplifiers, repeaters and related products for the cellular, personal communication services ("PCS"), paging and other communication markets.

     The Company was incorporated in California as Advanced Milliwave Laboratories, Inc. In connection with its public offering of common stock in December, 1995, the Company reincorporated in Delaware, and changed its name to AML Communications, Inc.

     In December 1995, the Company completed its initial public offering of approximately 1.7 million shares of common stock (after giving retroactive effect to a 3:2 stock split and the exercise of the underwriters' over allotment option) at a price to the public of $5.33 per common share. Of the net proceeds, approximately $425,000 was used to repay loans from certain stockholders of the Company with the remainder to be used to finance expenditures in connection with the move to a larger facility, increased working capital requirements and general corporate purposes. The Company also sold the underwriters five-year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $6.40 per common share. As of March 31, 1997, all 150,000 warrants are outstanding and currently exercisable.

     In January, 1996 the Company sold an additional 225,000 shares of common stock under the same terms upon exercise of an over-allotment option granted to the underwriters of the public offering.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Concentration of Cash


     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 1997, the Company had cash and cash equivalent balances totaling $4,666,000 in financial institutions which were in excess of federally insured amounts.


     Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. As of March 31, 1997 two customers comprised 24% and 19% of accounts receivable, respectively.

     During fiscal 1996, the Company had sales to four customers which represented 18%, 12%, 12% and 11% of net sales, respectively. During fiscal 1997, the Company had sales to four customers which represented 23%, 13%, 12% and 11% of net sales, respectively.


     The Company's customers are comprised primarily of cellular service providers and original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. The Company also had sales to customers in Western Europe, Canada, Israel and Japan. During the fiscal years ended March 31, 1996 and March 31, 1997, international sales were $238,000 and $743,000, respectively.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


     Revenue Recognition


     The Company recognizes revenue from product sales at the time of shipment. The following is a detail of net sales by category of market for each of the two years indicated:



                                                                   YEAR ENDED
                                                                    MARCH 31,
                                                             -------------------
          MARKETS                                                1996     1997
          -------                                            --------  ---------
Cellular and Wireless Telephony.............................    $4,011    $11,500
PCS.........................................................         -        550
Custom and Other............................................     2,977      2,041
                                                                ------    -------
     Total Net Sales........................................    $6,988    $14,091
                                                                ======    =======


     Inventories

     Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                          MARCH 31, 1997
                                          --------------
                  Raw materials.......     $1,502,000
                  Work in process.....        409,000
                  Finished goods......         50,000
                                           ----------
                                           $1,961,000
                                           ==========

     Depreciation and Amortization

     Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

                  Machinery and equipment...................  3 to 5 years
                  Furniture and fixtures....................  5 years
                  Leasehold improvements....................  Life of lease

     The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

     Property and equipment consist of the following:

                                                                MARCH 31, 1997
                                                                --------------
                  Machinery and equipment...................       $2,239,000
                  Furniture and fixtures....................          120,000
                  Leasehold improvements....................          516,000
                                                                   ----------
                                                                   $2,875,000
                                                                   ==========

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

     Warranty and Customer Support

     The Company warrants its products against defects in materials and workmanship for a period of one year. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

     Earnings Per Share

     Earnings per common share for each of the two years in the period ended March 31, 1997 are based on the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. For all periods presented, per share information was computed pursuant to the rules of the Securities and Exchange Commission (SEC), which require that common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering plus the number of common shares issuable pursuant to the grant of options issued during the same period, be included in the calculation of the shares outstanding using the treasury stock method from the beginning of all periods presented. The earnings per share calculations reflect a 3:2 stock split paid June 28, 1996 to holders of record June 5, 1996. Primary and fully dilutive earnings per share are the same for all periods presented.

     Use of Estimate in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting for Stock Option Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) in fiscal 1997. As allowed by SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and comply with the pro forma disclosure requirements of the new standard.

     New Authoritative Pronouncements

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or results of operations.


3.    INDUSTRY RISK

     The wireless communications equipment industry is highly competitive and is characterized by rapid technology change, new product development, product obsolescence, evolving industry standards and substantial price erosion over the life of a product. A substantial portion of the increase in net sales during the years ended March 31, 1996 and 1997 relate to sales of a relatively new product line (Microcell) and the Company's expansion into the cellular market. The Company has a limited operating history in this market and, as such, there are no assurances that the Company will be able to successfully develop, produce and distribute in this market in the future.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


4.   DEBT AND LEASE COMMITMENTS

     Bank Line of Credit


     In August 1996 the Company renegotiated its revolving bank line of credit. The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5% at March 31, 1997) plus 0.75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1997, with interest at the bank's reference rate plus 1.00%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1997. As of March 31, 1997, there were no borrowings outstanding under either facility.

     Capital and Operating Lease Obligations

     Included in property and equipment is approximately $187,000 of equipment which is leased under noncancellable leases accounted for as capital leases which expire at various dates through November 2000. The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2003. Total rent expense under these operating leases was approximately $63,000 and $148,000 during the years ended March 31, 1996 and 1997, respectively.

     Total minimum lease payments under the above leases are as follows:


                                                              Capital       Operating
                                                               Leases         Leases          Total
                                                             ---------     -----------      ----------
     Year ending March 31,
         1998..........................................       $ 48,000       $ 169,000      $  217,000
         1999..........................................         29,000         167,000         196,000
         2000..........................................         23,000         156,000         179,000
         2001..........................................         17,000         153,000         170,000
         2002..........................................            --          155,000         155,000
         Thereafter....................................            --          171,000         171,000
                                                              --------       ---------      ----------
                                                               117,000       $ 971,000      $1,088,000
                                                                             =========      ==========
     Less--Amount representing interest
         (10.5% to 13.7%)..............................        (15,000)
                                                              --------
     Present value of minimum lease payments...........        102,000
     Less--Current portion..............................       (40,000)
                                                              --------
                                                              $ 62,000
                                                              ========


5.   INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

     The provision for income taxes for each of the years ended March 31, 1996 and 1997 consists of the following:


                                                      YEAR ENDED
                                          -----------------------------------
                                            MARCH 31, 1996     MARCH 31, 1997
                                          ----------------  -----------------
      Current:
           Federal......................      $686,000           $1,243,000
           State........................       121,000              219,000
                                              --------            ---------
                                               807,000            1,462,000
                                              --------           ----------


      Deferred..........................       (84,000)            (225,000)
                                              --------           ----------
      Provision for income taxes........      $723,000           $1,237,000
                                              ========           ==========

     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 1996 and 1997 are as follows:

                                                     MARCH 31,                     MARCH 31,
                                                       1996                         1997
                                               --------------------------    -----------------------
                                                AMOUNT          PERCENT        AMOUNT       PERCENT
                                               -----------     ----------    ---------     ---------
Income tax at statutory federal rate....        $653,000            34%      $1,143,000        34%
State income taxes, net of federal
income tax..............................         115,000             6          202,000         6
Effect of permanent differences.........         (15,000)           (1)         (57,000)       (2)
Research and development credit.........         (68,000)           (3)         (38,000)       (1)
Other...................................          38,000             2          (13,000)       --
                                                --------          ----       ----------      ----
                                                $723,000            38%      $1,237,000        37%
                                                ========          ====       ==========      ====

     Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     A detail of the Company's deferred tax asset as of March 31, 1997 follows. Based on its limited operating history and that there are no assurances that the Company will continue to be profitable in future periods, a valuation allowance has been recognized for a portion of the deferred tax asset.

                                                         MARCH 31, 1997
                                                         --------------
         Inventory reserves.............................  $  175,000
         Allowance for doubtful accounts................     114,000
         Accrued vacation...............................      47,000
         Accrued bonus..................................      86,000
         Accrued warranty and customer support..........      11,000
         Accrued 401(k) contribution....................       5,000
         Other..........................................      31,000
         Depreciation...................................     (48,000)
                                                           ---------
                                                             421,000
         Valuation allowance............................     (89,000)
                                                           ---------
                                                           $ 332,000
                                                           =========

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

6.   STOCKHOLDERS' EQUITY

     Stock Option Plan

     The Company's Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 1,096,586 shares of common stock for periods not to exceed 10 years. Options typically vest 25% after one year from the date of grant with remaining options vesting at a rate of 25% per year thereafter. Options may be granted to employees, officers, directors and consultants. Activity under this plan is as follows:

                                                                                                    WEIGHTED
                                                                                     NUMBER OF       AVERAGE
                                                                                       SHARES     OPTION PRICE
                                                                                       ------     ------------

Outstanding at March 31, 1995...................................................      652,286         $ .34
Granted  .......................................................................      225,923          2.74
Exercised.......................................................................       (9,138)          .16
Canceled .......................................................................       (1,828)          .52
                                                                                     ---------        -----

Outstanding at March 31, 1996...................................................      867,243           .96
Granted  .......................................................................       74,577         15.43
Exercised.......................................................................     (440,740)          .81
Canceled .......................................................................      (70,753)         1.64
                                                                                     ---------        -----

Outstanding at March 31, 1997...................................................      430,327         $3.50
                                                                                     =========        =====


     The weighted average theoretical value for options granted during the year was $1.44 and $11.65 for fiscal 1996 and 1997, respectively.

     The number of common stock options available for grant as of each fiscal year were 229,343 for 1996 and 225,518 for 1997.

     Options outstanding at March 31, 1997 and related weighted average price and life information is as follows:


                                             WEIGHTED             TOTAL
                           TOTAL             AVERAGE            WEIGHTED                               WEIGHTED
    RANGE OF              OPTIONS         REMAINING LIFE         AVERAGE            OPTIONS            AVERAGE
 EXERCISE PRICES        OUTSTANDING          (YEARS)         EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
   $0.38 - $0.52          282,784              7.4                 $0.40            200,177              $0.41
   $0.60 - $0.82           27,985              8.3                  0.71                 --                 --
       $3.67                9,138              8.7                  3.67              2,284               3.67
   $6.67 - $7.92           40,670              8.8                  6.89              7,350               6.98
  $13.00 - $17.83          67,500              9.3                 15.03                 --                 --
      $20.17                2,250              9.2                 20.17                 --                 --
---------------------------------------------------------------------------------------------------------------------
  $0.38 - $20.17          430,327              8.0                 $3.50            209,811              $0.67




     As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its Stock Incentive Plan. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plan, this would typically be the grant date. To the extent that the exercise price equals or exceeds the

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations.


The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                1996              1997
                                                              --------          ------
     Expected life (years)                                       10                10
     Dividend yield                                              --                --


     The range for interest rate is 4.37% - 7.51% and the range for volatility is 63.6% - 96.6%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $22,000 and $224,000 in fiscal 1996 and 1997, respectively. This would result in a pro forma net income resulting from the increased compensation cost of $1,184,000, or $.23 per share, and pro forma net income of $1,992,000, or $.31 per share, in fiscal 1996 and 1997, respectively. The effect of stock-based compensation on net income for fiscal 1996 and 1997 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to fiscal 1996 is not considered.


7.   EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. Company matching contribution for the year ended March 31, 1996 was $5,000. The Company made no matching contribution for the year ended March 31, 1997. Additionally for the years ended March 31, 1996 and 1997 the Board authorized $25,000 and $73,000 in discretionary contributions, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors consists of five directors divided into three classes serving staggered three-year terms. The following table sets forth certain information with respect to the executive officers and directors of the
Company:

NAME                         AGE     POSITION                                                TERM EXPIRES
----                         ---     --------                                                ------------
Jacob Inbar                  47      President, Chief Executive Officer and Chairman
                                       of the Board                                          1998
Tiberiu Mazilu, Ph.D.        51      Vice President, Custom Products and Director            1997
Edwin J. McAvoy              52      Vice President, Sales and Marketing and Director        1999
Scott T. Behan               35      Vice President, New Product Development                   --
Daniel L. Gerlach            36      Vice President, Engineering                               --
Kirk A. Waldron              34      Vice President, Finance and Chief Financial Officer       --
David A. Derby (1)(2)        55      Director                                                1997
Richard W. Flatow (1)(2)     56      Director                                                1999

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee

     All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any directors or officers of the Company.

     JACOB INBAR is a co-founder of the Company and has served as its President, Chief Executive Officer and as a Director since its incorporation in November 1986. Mr. Inbar has served as the Company's Chairman of the Board since September 1995. Prior to founding the Company, in 1981 Mr. Inbar was a founder of California Amplifier, Inc. (NASDAQ--CAMP), a manufacturer of microwave amplifier products, and served as its President and Chief Executive Officer until 1985. Mr. Inbar holds a B.S. in Electrical Engineering from Ben Gurion University, Israel and an M.B.A. from California Lutheran University.

     TIBERIU MAZILU, PH.D. is a co-founder of the Company and has served as its Vice President, Custom Products and as a Director since January 1987. Dr. Mazilu served as the Company's Chairman of the Board from January 1987 until September 1995. Prior to founding the Company, Dr. Mazilu was a Research and Development Group Leader for Hughes Aircraft and Missile Systems Group from 1981 to 1986. Dr. Mazilu holds a Ph.D. in Electrical Engineering, with a specialty in electromagnetics, from the University of California, Los Angeles.

     EDWIN J. MCAVOY is a co-founder of the Company and has served as its Vice President, Sales and Marketing and as a Director since its incorporation in November 1986. Prior to joining the Company, Mr. McAvoy held several positions, including Director of Marketing, at Dataproducts Corporation, a manufacturer of printers for the computer industry from 1971 to 1986. Mr. McAvoy holds a B.S. degree in Applied Engineering from Technical College, Grimsby, England.

     SCOTT T. BEHAN has been with the Company since 1987, and since February 1996 has served as Vice President, New Product Development. Mr. Behan also served as Vice President, Engineering from November 1994 to February 1996. Prior to joining the Company, Mr. Behan was a project engineer for American Nucleonics Co. from 1985 to 1987. From 1981 to 1985, Mr. Behan was a project engineer for Hughes Aircraft. Mr. Behan holds a B.S. in Electrical Engineering from Worcester Polytech.

     DANIEL L. GERLACH has been with the Company since November 1994 and has served as Vice President of Engineering since January 1996. Prior to joining the Company, Mr. Gerlach served as Senior Engineer, Advanced Programs from 1985 to 1994 for American Nucleonics Co., a microwave and RF component and system level design and analysis firm. Mr. Gerlach holds a B.S. in Electrical Engineering from California State University, Northridge.

     KIRK A. WALDRON, a Certified Public Accountant, has served as the Company's Vice President, Finance and Chief Financial Officer since December 1996. Prior to joining the Company, Mr. Waldron was Chief Financial Officer of Dynamotion/ATI Corp., a publicly held manufacturer of precision drilling equipment, from 1994 to 1996, and Controller for Acme Holdings, Inc., a privately held equipment rental company, from 1991 to 1994. Prior to 1990, Mr. Waldron held financial management positions at Winchell's Donut Houses, Inc., and worked for four years in public accounting at Ernst & Young L.L.P. Mr. Waldron holds a B.S. in Business Administration with an emphasis in Accounting, from the University of Southern California.

     DAVID A. DERBY has been a Director of the Company since December 1995, and has been President, Chief Executive Officer and a director of Datron Systems Incorporated, a manufacturer of radio and satellite communication systems and products, since May 1982.

     RICHARD W. FLATOW has been a Director of the Company since December 1995 and has been the President of RWF Enterprises, a management consulting firm, since 1994. From 1993 to 1994, Mr. Flatow was President and Chief Executive Officer of Futurekids, Inc., a franchiser of computer training for children. From 1991 to 1993, Mr. Flatow was a Managing Partner and Senior Consultant for Hankin & Co., a middle-market management consulting firm. From 1986 to 1990, Mr. Flatow was Chairman, President and Chief Executive Officer for Avalon Marketing, Inc., a consumer products holding company.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose in the Proxy Statement any non-compliance with those requirements during the fiscal year ended March 31, 1997. Based solely upon a review of reports delivered to the Company for fiscal 1997, all Section 16(a) filing requirements were satisfied.



ITEM 10.   EXECUTIVE COMPENSATION


     Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on August 27, 1997.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT


     Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1997 Annual Meeting of the Stockholders to be held on August 27, 1997.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Information required by this item is incorporated by reference to the information under the caption "Certain Transactions and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on August 27, 1997.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORMS 8-K

     (a) The following are attached as Exhibits to this Form 10-KSB:

          10.1  AML Communications, Inc. Stock Incentive Plan.*
          10.2  Form of Incentive Stock Option Agreement.*
          10.3  Form of Nonemployee Director Incentive Stock Option Agreement.*
          10.4  Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.*+
          10.5  Stock Option Agreement, dated December 15, 1995, between the
                Company and David A. Derby.+
          10.6  Stock Option Agreement, dated August 28, 1996, between the
                Company and David A. Derby.+
          10.7  Stock Option Agreement, dated December 15, 1995, between the
                Company and Richard W. Flatow.+
          10.8  Stock Option Agreement, dated August 28, 1996, between the
                Company and Richard W. Flatow.+
          10.9  Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Daniel L. Gerlach.+
          10.10 Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.+
          10.11 Form of Indemnity Agreement.*
          10.12 Business Loan Agreement dated October 26, 1995, between the
                Company and Bank of America National Trust and Savings
                Association.*
          10.13 Security Agreement dated October 26, 1995, between the Company and Bank of America.*
          10.14 Subordination Agreement dated October 26, 1995, between Jacob
                Inbar and Bank of America.*
          10.15 Subordination Agreement dated October 26, 1995, between Tiberiu
                Mazilu and Bank of America.*
          10.16 Subordination Agreement dated October 26, 1995, between Edwin J.
                McAvoy and Bank of America.*
          10.17 Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 18, 1995, between the Company and
                John P. Scripps Newspapers.**
          10.18 Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30, 1996, between the Company and
                Parr-Bohn Properties, Ltd. II, a California Limited
                Partnership.**
          10.19 Lease, dated March 11, 1996, between the Company and Parr-Bohn
                Properties, Ltd. II, a California Limited Partnership.***
          10.20 Business Loan Agreement dated August 2, 1996, between the
                Company and Bank of America National Trust and Savings.****
          10.21 Security Agreement dated August 2, 1996, between the Company and
                Bank of America National Trust and Savings.****
          23.1  Consent of Arthur Andersen LLP
          27    Financial Data Schedule
          *     Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No.
                33-99102-LA and incorporated herein by reference.
          **    Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996, and incorporated herein by reference.
          ***   Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for fiscal year ended
                March 31, 1996 and incorporated herein by reference.
          ****  Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q for the quarter ended
                September 30, 1996.
          +     Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.


     (b) There were no current Reports on Form 8-K filed by the Company during the fiscal year ended March 31, 1997.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AML Communications, Inc.


By:       /s/ Jacob Inbar                             Dated:      June 25, 1997
     ----------------------------                              ----------------
              Jacob Inbar
    President, Chief Executive Officer
    and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                Title                       Date
              ---------                                -----                       ----

      /s/  Jacob Inbar                      President, Chief Executive         June 25, 1997
----------------------------------          Officer,  Chairman of the          -------------
      Jacob Inbar                           Board (Principal Executive
                                            Officer)

      /s/  Kirk A. Waldron                  Vice President, Finance and        June 25, 1997
----------------------------------          Chief Financial Officer            -------------
      Kirk A. Waldron                       (Principal Accounting
                                            Officer)

      /s/  Tiberiu Mazilu                   Director                           June 25, 1997
----------------------------------                                             -------------
       Tiberiu Mazilu, Ph.D.

      /s/ Edwin J. McAvoy                   Director                           June 25, 1997
----------------------------------                                             -------------
       Edwin J. McAvoy

      /s/  David A. Derby                   Director                           June 25, 1997
----------------------------------                                             -------------
      David A. Derby

      /s/  Richard W. Flatow                Director                           June 25, 1997
----------------------------------                                             -------------
      Richard W. Flatow

      EXHIBIT
      NUMBER                  DESCRIPTION
      ------                  -----------

       10.1   AML Communications, Inc. Stock Incentive Plan.*
       10.2   Form of Incentive Stock Option Agreement.*
       10.3   Form of Nonemployee Director Incentive Stock Option Agreement.*
       10.4   Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.*+
       10.5   Stock Option Agreement, dated December 15, 1995, between the
              Company and David A. Derby.+
       10.6   Stock Option Agreement, dated August 28, 1997, between the Company and David A. Derby.+
       10.7   Stock Option Agreement, dated December 15, 1995, between the
              Company and Richard W. Flatow.+
       10.8   Stock Option Agreement, dated August 28, 1997, between the Company and Richard W. Flatow.+
       10.9   Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Daniel L. Gerlach.+
       10.10  Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.+
       10.11  Form of Indemnity Agreement.*
       10.12  Business Loan Agreement dated October 26, 1995, between the
              Company and Bank of America National Trust and Savings
              Association.*
       10.13  Security Agreement dated October 26, 1995, between the Company and
              Bank of America.* 10.14 Subordination Agreement dated October 26,
              1995, between Jacob Inbar and Bank of America.*
       10.15  Subordination Agreement dated October 26, 1995, between Tiberiu
              Mazilu and Bank of America.*
       10.16  Subordination Agreement dated October 26, 1995, between Edwin J.
              McAvoy and Bank of America.*
       10.17  Standard offer, Agreement and Escrow Instructions for Purchase of
              Real Estate dated December 18, 1995, between the Company and John
              P. Scripps Newspapers.**
       10.18  Standard offer, Agreement and Escrow Instructions for Purchase of
              Real Estate dated January 30, 1996, between the Company and
              Parr-Bohn Properties, Ltd. II, a California Limited Partnership.**
       10.19  Lease, dated March 11, 1996, between the Company and Parr-Bohn
              Properties, Ltd. II, a California Limited Partnership.***
       10.20  Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings.****
       10.21  Security Agreement dated August 2, 1996, between the Company and
              Bank of America National Trust and Savings.****
       23.1   Consent of Arthur Andersen LLP
       27     Financial Data Schedule

-----------------------------------
       * Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by by reference.
       ** Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996, and incorporated herein by reference.
       *** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference. + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
       **** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996.
       + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.