Form 10QSB
period 1997-06-30
AML COMMUNICATIONS INC
filed 1997-08-08
CIK 1003640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ------------------------------------------------------------------
    EXCHANGE ACT OF 1934
    --------------------

For the quarterly period ended:  June 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission File Number:    0-27252

                           AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                             77-0130894
-------------------------------             ------------------
(State or Other jurisdiction of                (IRS Employer
incorporation or organization)              Identification No.)

          1000 Avenida Acaso
         Camarillo, California                          93012
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


                                (805) 388-1345
                -----------------------------------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  July 31, 1997:    6,190,654



Number of pages in this Form 10-QSB 13
                                    --

                            AML COMMUNICATIONS, INC.

                                     INDEX

PART I                         FINANCIAL INFORMATION                      PAGE

Item 1.      Financial Statements (unaudited)

             Statements of Income for the three month periods ended          3
             June 30, 1997 and June 30, 1996

             Balance Sheets at June 30, 1997 and March 31, 1997              4

             Statements of Cash Flows for the three month periods ended      5
             June 30, 1997 and June 30, 1996

             Notes to the Financial Statements                               6

Item 2.      Management's Discussion and Analysis of                         8
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION                                              11

Item 6.      Exhibits and Reports of Form 8-K                               12

             SIGNATURES                                                     13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            AML COMMUNICATIONS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                              -----------------------------
                                              JUNE 30, 1997   June 30, 1996
                                              -------------   -------------
Net sales                                       $ 2,515,000    $ 3,676,000
Cost of goods sold                                1,270,000      1,708,000
                                                -----------    -----------
     Gross profit                                 1,245,000      1,968,000
                                                -----------    -----------
Operating expenses:
     Selling, general and administrative            663,000        707,000
     Research and development                       483,000        308,000
                                                -----------    -----------
                                                  1,146,000      1,015,000
                                                -----------    -----------
Operating income                                     99,000        953,000
     Other income, net                              (80,000)       (43,000)
                                                -----------    -----------
Income before provision for
      income taxes                                  179,000        996,000
Provision for income taxes                           66,000        368,000
                                                -----------    -----------
Net income                                      $   113,000    $   628,000
                                                ===========    ===========
Earnings per common share                       $      0.02    $      0.10
                                                ===========    ===========
Weighted average number of shares of
    common stock outstanding                      6,599,000      6,499,000
                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEET

                                                                           JUNE 30,         MARCH 31,
                                                                             1997              1997
                                                                        --------------    ------------
                                                                         (UNAUDITED)       (AUDITED)
ASSETS
------
Current Assets:
  Cash                                                                    $  4,568,000    $  4,766,000
  Marketable securities                                                      3,452,000       3,259,000
  Accounts receivable, net of allowance for doubtful accounts of
       $230,000 at June 30, 1997, and $297,000 at March 31, 1997             1,964,000       1,910,000
  Inventories                                                                1,843,000       1,961,000
  Other current assets                                                         148,000         203,000
                                                                          ------------    ------------
     Total current assets                                                   11,975,000      12,099,000
                                                                          ------------    ------------

Property and Equipment:
  Machinery and equipment                                                    2,309,000       2,239,000
  Furniture and fixtures                                                       120,000         120,000
  Leasehold improvements                                                       516,000         516,000
                                                                          ------------    ------------
                                                                             2,945,000       2,875,000
  Less - Accumulated depreciation and amortization                          (1,055,000)       (912,000)
                                                                          ------------    ------------
                                                                             1,890,000       1,963,000

Deferred Taxes                                                                 332,000         332,000
Other Assets                                                                   149,000         149,000
                                                                          ------------    ------------
                                                                          $ 14,346,000    $ 14,543,000
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                                        $    644,000    $    857,000
  Accrued expenses                                                             415,000         603,000
  Income taxes payable                                                         311,000         244,000
  Current portion of capital lease obligations                                  36,000          40,000
                                                                          ------------    ------------
       Total current liabilities                                             1,406,000       1,744,000
                                                                          ------------    ------------
Capital Lease Obligations, net of current portion                               56,000          62,000
                                                                          ------------    ------------

Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                   --              --
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,168,068 shares issued
       and outstanding at June 30, 1997 and 6,082,190 shares issued and
        outstanding at March 31, 1997                                           62,000          61,000

  Capital in excess of par value                                             9,081,000       9,048,000
  Retained earnings                                                          3,741,000       3,628,000
                                                                          ------------    ------------
                                                                            12,884,000      12,737,000
                                                                          ------------    ------------
                                                                          $ 14,346,000    $ 14,543,000
                                                                          ============    ============


       The accompanying notes are an integral part of these balance sheets.

                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS ENDED
                                                               --------------------------
                                                                 JUNE 30,      JUNE 30,
                                                                   1997           1996
                                                               -----------    -----------
                                                                       (UNAUDITED)
Cash Flows from Operating Activities:
  Net income                                                   $   113,000    $   628,000
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation and amortization                               143,000        103,000
       Provision for losses on accounts receivable                 197,000        121,000
       Changes in assets and liabilities:
          Decrease (increase) in:
            Marketable securities                                 (193,000)            --
            Accounts receivable                                   (251,000)      (638,000)
            Inventories                                            118,000       (305,000)
            Deferred tax asset                                          --         (5,000)
            Other assets                                            55,000       (135,000)
          Increase (decrease) in:
            Accounts payable                                      (213,000)       278,000
            Accrued expenses                                      (187,000)        92,000
            Income taxes payable                                    66,000        (13,000)
                                                               -----------    -----------
Net cash provided by (used in) operating activities               (152,000)       126,000
                                                               -----------    -----------

Cash Flows from Investing Activities:
  Proceeds from disposition of facility held for resale                 --      1,300,000
  Purchases of property and equipment                              (70,000)    (1,049,000)
                                                               -----------    -----------
Net cash provided by (used in) investing activities                (70,000)       251,000
                                                               -----------    -----------

Cash Flows from Financing Activities:
  Exercise of stock options                                         34,000        160,000
  Principal payments on noncurrent capital lease obligations       (10,000)      (349,000)
                                                               -----------    -----------
Net cash provided by (used in) financing activities                 24,000       (189,000)
                                                               -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents              (198,000)       188,000
Cash and Cash Equivalents, beginning of period                   4,766,000      6,312,000
                                                               -----------    -----------
Cash and Cash Equivalents, end of period                       $ 4,568,000    $ 6,500,000
                                                               ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                  $     2,000    $     9,000
                                                               ===========    ===========
     Income taxes                                              $         0    $         0
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  Basis of Presentation

         AML Communications, Inc. (the "Company") designs and manufactures multi-carrier amplifiers, masthead amplifiers, repeaters and related products for the cellular, personal communication services ("PCS"), paging and other communication markets.

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB.

2.  EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. The earnings per share calculations reflect a 3:2 stock split paid June 28, 1996 to holders of record June 5, 1996. Primary and fully diluted earnings per share were the same for all periods presented.

3.  INVENTORIES

         Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  JUNE 30, 1997     MARCH 31, 1997
                                 ---------------   -----------------
                                    UNAUDITED           AUDITED
                                 ---------------   -----------------
Raw materials                      $1,503,000          $1,502,000
Work-in-process                       263,000             409,000
Finished goods                         77,000              50,000
                                   ----------          ----------
                                   $1,843,000          $1,961,000
                                   ==========          ==========

4.  MARKETABLE SECURITIES

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

  Net sales. Net sales for the three months ended June 30, 1997 were $2.5 million compared to $3.7 million in the corresponding period in 1996, a 31.6% decrease. The decrease in sales is largely attributable to the decrease in sales volume of the Company's cellular amplifiers which contributed $1.4 million, or 57.2% of net sales for the quarter. The decline in the cellular amplifier product line is a result of the following factors: 1) Original Equipment Manufacturers ("OEM's") have improved the amplifiers within their base stations enabling the operator to achieve cost effective performance without having to upgrade to the Company's amplifier. 2) Macrocell base stations are being developed and sold at substantially lower prices than before, thereby slowing the sales of microcell base stations. The Company's multicarrier amplifier is designed to perform with the microcell base station; consequently, sales of the Company's amplifiers have decreased. 3) The industry focus has shifted to the Personal Communications Services ("PCS") market, slowing further build-out of the cellular infra-structure.

Sales of amplifiers used in the Low Earth Orbit ("LEO") satellite network were $508,000, or 20.2% of sales for the quarter ended June 30, 1997. The LEO satellite network is designed to provide high-speed digital communication worldwide through earth gateways. This revenue represents completion of the Company's contract previously announced in January, 1997 to provide amplifiers to a particular customer in the LEO satellite network. The Company currently has no other contract for the production and shipment of LEO amplifiers, although the Company is focusing on obtaining more business in this market segment.

  Gross profit. Gross profit for the three months ended June 30, 1997 was $1.2 million, or 49.5% of net sales, compared to $2.0 million, or 53.5% of net sales, for the corresponding period in 1996. The percentage decrease is a result of the revenue shortfall that occurred during the quarter which impeded the Company's ability to efficiently absorb its labor and overhead expenses. The Company believes the average selling prices and gross margins for its products are likely to decline as cellular operators face pressures to reduce costs and as competition intensifies among suppliers of equipment to the cellular operators. Additionally, the Company has recently concentrated on targeting OEM based customers which are, historically, a price competitive market. Such price competition could also impair the Company's profit margin.

  Selling, general and administrative costs. Selling, general and administrative costs for the three months ended June 30, 1997 were $663,000, or 26.4% of net sales, compared to $707,000, or 19.2% of net sales, for the corresponding period in 1996. The percentage difference related principally to higher commission rates on noncellular revenue and a significant amount of additional travel expense due to the Company's efforts to broaden its customer base into the international market. The Company believes further investment in sales and marketing will be necessary to promote the Company's products due to the intensely competitive nature of the industry.

  Research and development costs. Research and development costs for the three months ended June 30, 1997 were $483,000, or 19.2% of net sales, compared to $308,000, or 8.4% of net sales, for the corresponding period in 1996. The absolute dollar increase was due primarily to the employment of additional technical staff and increased material costs required to design and develop new products for cellular, PCS and paging communications markets. The Company has been focusing its efforts on the development of products for the PCS infrastructure buildup.

  Other income, net. Other income for the three months ended June 30, 1997 increased to $80,000 compared to $43,000 for the corresponding period in 1996. The increase was due to interest income generated from investments.

  Provision for taxes. For the three months ended June 30, 1997, the Company's provision for income taxes was $66,000, an effective tax rate of 37% compared to $368,000, an effective tax rate of approximately 37% for the corresponding period in 1996. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax free interest income generated from certain investments.

  Net income. For the reasons set forth above, the Company generated a net income for the three months ended June 30, 1997, of $113,000, or 4.5% of net sales compared to $628,000, or 17.1% of net sales in the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering are also being used to maintain increased inventory and working capital balances to support higher operating levels.

  In August 1996 the Company renegotiated its revolving bank line of credit.
The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5 % at June 30, 1997) plus 0.75%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments beginning October 1, 1997, with interest at the bank's reference rate plus 1.00%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1997. As of June 30, 1997, there were no borrowings outstanding under either facility.

  At June 30, 1997 the Company had $4.6 million in cash, and $3.4 million in short-term tax exempt marketable securities. The Company's operating activities used cash of approximately $152,000 for the three months ended June 30, 1997 primarily as a result of income from operations offset by decreases in accounts payable, accrued expenses and increases in marketable securities and accounts receivable. The Company's capital expenditures of $70,000 for the three months ended June 30, 1997 were primarily for manufacturing test equipment and information system improvements.

  The Company believes that the net proceeds from the initial public offering, together with cash provided by operations and available under the bank line of credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
---------------------------------------------------

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


(a)       Exhibits

               27      Financial Data Schedule


(b) There were no Reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AML Communications, Inc.



Date:  August 4, 1997             /s/Kirk A. Waldron
                                  ------------------
                                  Kirk A. Waldron
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)