Form 10QSB
period 1997-09-30
AML COMMUNICATIONS INC
filed 1997-11-14
CIK 1003640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:    0-27252

                            AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)


          Delaware                                      77-0130894
------------------------------                          ----------
(State or Other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

     1000 Avenida Acaso
     Camarillo, California                                       93012
     ---------------------                                       ------
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

                                 Yes [X]    No
                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock Outstanding as of  October 31, 1997: 6,246,251


Number of pages in this Form 10-QSB   15
                                      --

                            AML COMMUNICATIONS, INC.

                                     INDEX

                                                                                    PAGE
PART I                              FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Statements of Income for the three month and six month periods ended      3
             September 30, 1997 and September 30, 1996

             Balance Sheets at September 30, 1997 and March 31, 1997                   4

             Statements of Cash Flows for the six month periods ended                  5
             September 30, 1997 and September 30, 1996

             Notes to the Financial Statements                                         6

Item 2.      Management's Discussion and Analysis of                                   8
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports of Form 8-K                                         14

             SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            AML COMMUNICATIONS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                               SIX MONTHS ENDED
                                        ----------------------------------------      ---------------------------------------------
                                           SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,
                                               1997                    1996                  1997                     1996
                                        ----------------           -------------      ----------------           ------------------

Net sales                                     $2,805,000               $3,882,000            $5,320,000                  $7,558,000
Cost of goods sold                             1,594,000                1,799,000             2,864,000                   3,507,000
                                        ----------------            -------------      ----------------           ------------------
     Gross profit                              1,211,000                2,083,000             2,456,000                   4,051,000
                                        ----------------            -------------      ----------------           ------------------
Operating expenses:
     Selling, general and administrative         619,000                  613,000             1,282,000                   1,319,000
     Research and development                    474,000                  391,000               957,000                     699,000
                                        ----------------            -------------      ----------------           ------------------
                                               1,093,000                1,004,000             2,239,000                   2,018,000
                                        ----------------            -------------      ----------------           -----------------
Operating income                                 118,000                1,079,000               217,000                   2,033,000
     Other income, net                           (78,000)                 (60,000)             (158,000)                   (102,000)
                                        ----------------            -------------      ----------------           ------------------
Income before provision for
      income taxes                               196,000                1,139,000               375,000                   2,135,000
Provision for income taxes                        73,000                  421,000               139,000                     789,000
                                        ----------------            -------------      ----------------           ------------------
Net income                                    $  123,000               $  718,000            $  236,000                  $1,346,000
                                        ================            =============      ================           ==================

Earnings per common share                     $     0.02               $     0.11            $     0.04                  $     0.21
                                        ================            =============      ================           ==================
Weighted average number of shares of
    common stock outstanding                   6,401,000                6,499,000             6,381,000                   6,499,000
                                        ================            =============      ================           ==================




   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                                         September 30,                March 31,
                                                                                              1997                       1997
                                                                                       -----------------          -----------------
                                                                                          (Unaudited)                 (Audited)

ASSETS
------
Current Assets:
  Cash and cash equivalents                                                                  $   300,000                $ 4,766,000
  Marketable securities                                                                        7,715,000                  3,259,000
  Accounts receivable, net of allowance for doubtful accounts of
  $66,000 at September 30, 1997 and $297,000 at March 31, 1997                                 2,200,000                  1,910,000
  Inventories                                                                                  2,149,000                  1,961,000
  Other current assets                                                                           139,000                    203,000
                                                                                       -----------------          -----------------
Total current assets                                                                          12,503,000                 12,099,000
                                                                                       -----------------          -----------------

Property and Equipment:
  Machinery and equipment                                                                      2,519,000                  2,239,000
  Furniture and fixtures                                                                         120,000                    120,000
  Leasehold improvements                                                                         530,000                    516,000
                                                                                       -----------------          -----------------
                                                                                               3,169,000                  2,875,000
  Less - Accumulated depreciation and amortization                                            (1,212,000)                  (912,000)
                                                                                       -----------------          -----------------
                                                                                               1,957,000                  1,963,000
                                                                                       -----------------          -----------------
Deferred Taxes                                                                                   332,000                    332,000
                                                                                       -----------------          -----------------
Other Assets                                                                                     152,000                    149,000
                                                                                       -----------------          -----------------
                                                                                             $14,944,000                $14,543,000
                                                                                       =================          =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                           $ 1,084,000                $   857,000
  Accrued expenses                                                                               366,000                    603,000
  Income taxes payable                                                                           383,000                    244,000
  Current portion of capital lease obligations                                                    33,000                     40,000
                                                                                       -----------------          -----------------
Total current liabilities                                                                      1,866,000                  1,744,000
                                                                                       -----------------          -----------------

Capital Lease Obligations, net of current portion                                                 49,000                     62,000
                                                                                       -----------------          -----------------
Commitments and contigencies

Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                                      -                          -
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,216,249 shares issued
       and outstanding at September 30, 1997 and 6,082,190 shares issued and
        outstanding at March 31, 1997                                                             62,000                     61,000
  Capital in excess of par value                                                               9,103,000                  9,048,000
  Retained earnings                                                                            3,864,000                  3,628,000
                                                                                       -----------------          -----------------
                                                                                              13,029,000                 12,737,000
                                                                                       -----------------          -----------------
                                                                                             $14,944,000                $14,543,000
                                                                                       =================          =================


      The accompanying notes are an integral part of these balance sheets.

                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                   Six Months Ended
                                                                                 -------------------------------------------------
                                                                                     September 30,                September 30,
                                                                                         1997                         1996
                                                                                 ------------------             ------------------
                                                                                                     (UNAUDITED)
Cash Flows from Operating Activities:
  Net income                                                                            $   236,000                $ 1,346,000
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                        300,000                    226,000
       Provision for losses on accounts receivable                                                -                     20,000
       Changes in assets and liabilities:
          Decrease (increase) in:
            Marketable securities                                                        (4,456,000)                (1,009,000)
            Accounts receivable                                                            (290,000)                  (174,000)
            Inventories                                                                    (188,000)                  (752,000)
            Deferred tax asset                                                                    -                     45,000
            Other assets                                                                     61,000                    (36,000)
          Increase (decrease) in:
            Accounts payable                                                                227,000                     54,000
            Accrued expenses                                                               (237,000)                   (24,000)
            Income taxes payable                                                            139,000                    358,000
                                                                                    ---------------              -------------
Net cash provided by (used in) operating activities                                      (4,208,000)                    54,000
                                                                                    ---------------              -------------

Cash Flows from Investing Activities:
  Proceeds from disposition of facility held for resale                                           -                  1,300,000
  Purchases of property and equipment                                                      (294,000)                (1,272,000)
                                                                                    ---------------              -------------
Net cash provided by (used in) investing activities                                        (249,000)                    28,000
                                                                                    ---------------              -------------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                                    56,000                    161,000
  Principal payments on capital lease obligations                                           (20,000)                  (358,000)
                                                                                    ---------------              -------------
Net cash provided by (used in) financing activities                                          36,000                   (197,000)
                                                                                    ---------------              -------------
Net Decrease in Cash and Cash Equivalents                                                (4,466,000)                  (115,000)
Cash and Cash Equivalents, beginning of period                                            4,766,000                  6,312,000
                                                                                    ---------------              -------------
Cash and Cash Equivalents, end of period                                                $   300,000                $ 6,197,000
                                                                                    ===============              =============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                           $     4,000                $    12,000
                                                                                    ===============              =============
     Income taxes                                                                       $         -                $   135,000
                                                                                    ===============              =============



   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.  Basis of Presentation

         AML Communications, Inc. (the "Company") designs and manufactures multi-carrier amplifiers, masthead amplifiers and related products for the cellular, personal communication services ("PCS"), paging and other communication markets.

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month and six month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB.

2.  Earnings Per Share

         Earnings per share are based upon the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents. The earnings per share calculations reflect a 3:2 stock split paid June 28, 1996 to holders of record on June 5, 1996. Primary and fully diluted earnings per share were the same for all periods presented.

3.  Inventories

         Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                               September 30, 1997         March 31, 1997
                                               ------------------         --------------

Raw materials                                     $1,685,000                $1,502,000
Work-in-process                                      359,000                   409,000
Finished goods                                       105,000                    50,000
                                                  ----------                ----------
                                                  $2,149,000                $1,961,000
                                                  ==========                ==========

4.  Marketable Securities

          Marketable securities reported during fiscal year 1997 and during the first quarter of fiscal year 1998 are interest bearing tax free investments with maturities of less than one year but greater than three months when purchased. These securities are readily convertible into cash and are stated at cost, which approximates market value. During the second quarter of 1998, the Company began investing in a money market protfolio of taxable and tax advantaged instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of changes in economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, and other risks detailed in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1997 and 1996

  Net sales. Net sales for the three months ended September 30, 1997 were $2.8 million compared to $3.9 million in the corresponding period in 1996, a 27.7% decrease. The decrease in sales is largely attributable to the decrease in volume of the Company's cellular amplifiers which contributed $2.1 million, or 76.4% of net sales for the quarter ended September 30, 1997. The Company believes that the decline in the cellular amplifier product line is primarily a result of the following factors: 1) Original Equipment Manufacturers ("OEM's") have improved the amplifiers within their base stations enabling the operator to achieve cost effective performance without having to upgrade to the Company's amplifier, 2) Macrocell base stations are being developed and sold at substantially lower prices than before, thereby slowing the sales of microcell base stations. The Company's multi-carrier amplifier is designed to perform with the microcell base station; consequently, sales of the Company's amplifiers have decreased and 3) The industry focus has shifted to the Personal Communications Services ("PCS") market, slowing further build-out of the cellular infra-structure. Sales of the PCS and wireless telephony products totaled $61,000, or 2.2% of total sales for the three months ended September 30, 1997, compared to $261,000, or 6.7% of sales for the three months ended September 30, 1996.

  Sales of the Company's custom products totaled $601,000, or 21.4% of total sales for the three months ended September 30, 1997 compare to $611,000, or 15.7% for the corresponding period in 1996. The Company expects the custom product market to be a stable component of the Company's revenue stream, but to decline in the future as a percent of total sales.

  Gross profit. Gross profit for the three months ended September 30, 1997 was $1.2 million, or 43.2% of net sales, compared to $2.1 million, or 53.7% of net sales, for the corresponding period in 1996. The Company's average selling prices and gross margins for its products have declined as cellular operators continue to face pressures to reduce costs and as competition intensifies among suppliers of equipment to the cellular operators.

  Selling, general and administrative costs. Selling, general and administrative costs for the three months ended September 30, 1997 were $619,000, or 22.1% of net sales, compared to $613,000, or 15.8% of net sales, for the corresponding period in 1996. The percentage increase is the result of relatively comparable costs for labor, trade show and travel expense between the 1997 and 1996 periods but applied to lower sales in 1997. The Company believes further investment in sales and marketing will be necessary to promote the Company's products due to the intensely competitive nature of the industry.

  Research and development costs. Research and development costs for the three months ended September 30, 1997 were $474,000, or 16.9% of net sales, compared to $391,000, or 10.1% of net sales, for the corresponding period in 1996. The increase is due primarily to the employment of additional technical staff and increased material costs required to design and develop new products for cellular, PCS and paging communications markets.

During the second quarter 1997, the Company received an order to supply paging amplifiers to the domestic PCS market. The contract is the first significant production order for the Company's new product line serving this market. Subsequent to the end of the second quarter, the Company announced that it received Federal Communication Commission approval to market its M30 multi-carrier amplifier for the U.S. and international cellular marketplace. A multi-carrier amplifier replaces the functions of several single carrier power amplifiers and cavity filters, thereby reducing service providers' maintenance costs and space requirements while providing increased system flexibility and
call capacity.   The Company continues to focus its efforts on the development of products for the PCS infrastructure buildup.

  Other income, net. Other income for the three months ended September 30, 1997 increased to $78,000 compared to $60,000 for the corresponding period in 1996. The increase is due to interest income on a higher level of investments and a reduction in interest expense associated with the reduction of certain lease obligations.

  Provision for income taxes. For the three months ended September 30, 1997, the Company's provision for income taxes was $73,000, an effective tax rate of 37.2% compared to $421,000, an effective tax rate of approximately 37.0% for the corresponding period in 1996. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax free interest income generated from certain investments.

  Net income. For the reasons set forth above, the Company generated a net income for the three months ended September 30, 1997, of $123,000, or 4.4% of net sales compared to $718,000, or 18.5% of net sales in the corresponding period in 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Net sales. Net sales for the six months ended September 30, 1997 were $5.3 million compared to $7.6 million in the corresponding period in 1996, a 29.6% decrease. The decrease in sales is largely attributable to the decrease in volume of the Company's cellular amplifiers which contributed $3.6 million, or 67.3% of net sales for the period ended September 30, 1997 compared to $6.0 million, or 79.9% of net sales for the period ended September 30, 1996. The decline in the cellular amplifier product line is a result of the following factors: 1) OEM's have improved the amplifiers within their base stations enabling the operator to achieve cost effective performance without having to upgrade to the Company's amplifier, 2) Macrocell base stations are being developed and sold at substantially lower prices than before, thereby slowing the sales of microcell base stations. The Company's multi-carrier amplifier is designed to perform with the microcell base station; consequently, sales of the Company's amplifiers have decreased and 3) The industry focus has shifted to the PCS market, slowing further build-out of the cellular infra-structure. Sales of PCS and wireless telephony products totaled $308,000, or 5.8% of total sales for the six months ended September 30, 1997, compared to $537,000, or 7.1% of sales for the six months ended September 30, 1996.

Sales of the Company's Custom products totaled $922,000, or 17.3% of total sales for the six months ended September 30, 1997 compared to $978,000, or 12.9% for the corresponding period in 1996. The Company expects the Custom product market to be a stable component of the Company's revenue stream, but to decline in the future as a percent of total sales.

During the first quarter of this year the Company reported sales of amplifiers used in the Low Earth Orbit ("LEO") satellite network of $508,000, which represents 9.6% of sales for the six months ended September 30, 1997. The LEO satellite network is designed to provide high-speed digital communication worldwide through earth gateways. This revenue represents completion of the Company's contract previously announced in January, 1997 to provide amplifiers to a customer in the LEO satellite network during the first quarter of this year. The Company currently has no other contract for the production and shipment of LEO amplifiers.

  Gross profit. Gross profit for the six months ended September 30, 1997 was $2.5 million, or 46.2% of net sales, compared to $4.1 million, or 53.6% of net sales, for the corresponding period in 1996. The percentage decrease is a result of the revenue shortfall that occurred during the year which impeded the Company's ability to efficiently absorb its labor and overhead expenses. The Company's average selling prices and gross margins for its products have declined as cellular operators continue to face pressures to reduce costs and as competition intensifies among suppliers of equipment to the cellular operators.

  Selling, general and administrative costs. Selling, general and administrative costs for the six months ended September 30, 1997 were $1.3 million, or 24.1% of net sales, compared to $1.3 million, or 17.5% of net sales, for the corresponding period in 1996. The percentage increase is the result of relatively comparable costs for labor, trade show and travel expense between the 1997 and 1996 periods but applied to lower sales in 1997. The Company believes further investment in sales and marketing will be necessary to promote the Company's products due to the intensely competitive nature of the industry.

  Research and development costs. Research and development costs for the six months ended September 30, 1997 were $957,000, or 18.0% of net sales, compared to $699,000, or 9.2% of net sales, for the corresponding period in 1996. The increase is due primarily to the employment of additional technical staff and increased material costs required to design and develop new products for cellular, PCS and paging communications markets.

During the second quarter 1997, the Company received an order to supply paging amplifiers to the domestic PCS market. The contract is the first significant production order for the Company's new product line serving this market. Subsequent to the end of the second quarter, the Company announced that it received Federal Communication Commission approval to market its M30 multi-carrier amplifier for the U.S. and international cellular marketplace. A multi-carrier amplifier replaces the functions of several single carrier power amplifiers and cavity filters, thereby reducing service providers' maintenance costs and space requirements while providing increased system flexibility and
call capacity.   The Company continues to focus its efforts on the development of products for the PCS infrastructure buildup.

  Other income, net. Other income for the six months ended September 30, 1997 was $158,000 compared to $102,000 for the corresponding period in 1996. The increase is due to interest income on a higher level of investments and a reduction in interest expense associated with the reduction of certain lease obligations.

  Provision for income taxes. For the six months ended September 30, 1997, the Company's provision for income taxes was $139,000, an effective tax rate of 37.1% compared to $789,000, an effective tax rate of approximately 37.0% for the corresponding period in 1996. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax free interest income generated from certain investments.

  Net income. For the reasons set forth above, the Company generated a net income for the six months ended September 30, 1997, of $236,000, or 4.4% of net sales compared to $1,346,000, or 17.8% of net sales in the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Historically, the Company has financed its operations primarily by internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering are also being used to maintain increased inventory and working capital balances to support higher operating levels.

  In September 1997 the Company renegotiated its revolving bank line of credit. The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5 % at September 30, 1997) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments beginning October 1, 1998, with interest at the bank's reference rate plus .75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1998. As of September 30, 1997, there were no borrowings outstanding under either facility.

  At September 30, 1997 the Company had $300,000 in cash, and $7.7 million in short-term marketable securities. The Company's operating activities used cash of approximately $4,208,000 for the six months ended September 30, 1997 primarily as a result of increases in marketable securities. The Company's capital expenditures of $294,000 for the six months ended September 30, 1997 were primarily for manufacturing test equipment and information system improvements.

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

  The Company has begun to experience significant price erosion in the sales of its products and expects price competition in the sale of amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of its products, or otherwise, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

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

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, in anticipation of the deployment of PCS, the Company has developed a line of amplifiers for PCS networks. There can be no assurance that the Company's PCS-based products will achieve market acceptance, or that the Company will manufacture such products at competitive prices in sufficient volumes. In the event the Company's PCS-based products are not timely developed or do not gain market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


(a)       Exhibits

            10.23   Amendment No. 1 dated September 2, 1997 to Business Loan
                    Agreement dated August 2, 1996 between the Company and
                    Bank of America National Trust and Savings Association.
            27      Financial Data Schedule

(b) There were no current Reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AML Communications, Inc.



Date:  November 13, 1997      /s/ Kirk A. Waldron
                              -------------------
                              Kirk A. Waldron
                              Vice President, Finance and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer
                              and Duly Authorized Officer)