Form 10QSB
period 1997-12-31
AML COMMUNICATIONS INC
filed 1998-02-17
CIK 1003640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  December 31, 1997 or

     _ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:    0-27252

                            AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)


          Delaware                               77-0130894
------------------------------                ------------------
(State or Other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)

          1000 Avenida Acaso
          Camarillo, California                         93012
          ---------------------                         ------
(Address of principal executive offices)              (Zip Code)


                                 (805) 388-1345
                        --------------------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of February 9, 1998: 6,291,730


Number of pages in this Form 10-QSB   17
                                      --

                            AML COMMUNICATIONS, INC.

                                     INDEX

PART I       FINANCIAL INFORMATION                                                   PAGE

Item 1.      Financial Statements (unaudited)

             Statements of Income for the three month and nine month periods ended      3
             December 31, 1997 and December 31, 1996

             Balance Sheets at December 31, 1997 and March 31, 1997                     4

             Statements of Cash Flows for the nine month periods ended                  5
             December 31, 1997 and December 31, 1996

             Notes to the Financial Statements                                          6

Item 2.      Management's Discussion and Analysis of                                    8
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                          15

             SIGNATURES                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            AML COMMUNICATIONS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              -------------------------------------      -----------------------------------
                                                 DECEMBER 31,         DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                     1997                1996                 1997                 1996
                                              ---------------       --------------       --------------      ---------------
Net sales                                         $ 3,605,000          $ 4,073,000          $ 8,925,000         $ 11,631,000
Cost of goods sold                                  2,069,000            1,890,000            4,933,000            5,396,000
                                              ---------------       --------------       --------------      ---------------
   Gross profit                                     1,536,000            2,183,000            3,992,000            6,235,000
                                              ---------------       --------------       --------------      ---------------
Operating expenses:
   Selling, general and administrative                726,000              657,000            2,008,000            1,977,000
   Research and development                           497,000              425,000            1,454,000            1,124,000
                                              ---------------       --------------       --------------      ---------------
                                                    1,223,000            1,082,000            3,462,000            3,101,000
                                              ---------------       --------------       --------------      ---------------
Operating income                                      313,000            1,101,000              530,000            3,134,000
   Other income, net                                 (100,000)             (57,000)            (258,000)            (158,000)
                                              ---------------       --------------       --------------      ---------------
Income before provision for
  income taxes                                        413,000            1,158,000              788,000            3,292,000
Provision for income taxes                            152,000              429,000              291,000            1,218,000
                                              ---------------       --------------       --------------      ---------------
Net income                                        $   261,000          $   729,000          $   497,000         $  2,074,000
                                              ===============       ==============       ==============      ===============

Earnings per common share                         $      0.04          $      0.11          $      0.08         $       0.32
                                              ===============       ==============       ==============      ===============
Weighted average number of shares of
 common stock outstanding                           6,443,000            6,502,000            6,398,000            6,506,000
                                              ===============       ==============       ==============      ===============


      The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                                BALANCE SHEETS




                                                                                        DECEMBER 31,     MARCH 31,
                                                                                           1997            1997
                                                                                        ------------     ---------
                                                                                        (UNAUDITED)      (AUDITED)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                            $     72,000    $  4,766,000
   Marketable securities                                                                   7,519,000       3,259,000
   Accounts receivable, net of allowance for doubtful accounts of
   $42,000 at December 31, 1997 and $297,000 at March 31, 1997                             2,520,000       1,910,000
   Inventories                                                                             2,877,000       1,961,000
   Other current assets                                                                      187,000         203,000
                                                                                        ------------    ------------
Total current assets                                                                      13,175,000      12,099,000

Property and Equipment:
   Machinery and equipment                                                                 2,802,000       2,239,000
   Furniture and fixtures                                                                    122,000         120,000
   Leasehold improvements                                                                    557,000         516,000
                                                                                        ------------    ------------
                                                                                           3,481,000       2,875,000
   Less - Accumulated depreciation and amortization                                       (1,382,000)       (912,000)
                                                                                        ------------    ------------
                                                                                           2,099,000       1,963,000

Deferred Taxes                                                                               332,000         332,000
Other Assets                                                                                 161,000         149,000
                                                                                        ------------    ------------
                                                                                        $ 15,767,000    $ 14,543,000
                                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                                     $  1,422,000    $    857,000
   Accrued expenses                                                                          455,000         603,000
   Income taxes payable                                                                      515,000         244,000
   Current portion of capital lease obligations                                               28,000          40,000
                                                                                        ------------    ------------
Total current liabilities                                                                  2,420,000       1,744,000

Capital Lease Obligations, net of current portion                                             44,000          62,000

Commitment and contingencies                                                                       -               -

Stockholders' Equity:
   Preferred stock, $.01 par value:
       1,000,000 shares authorized; no shares issued or outstanding                                -               -
   Common stock, $.01 par value:
       15,000,000 shares authorized; 6,247,392 shares issued
           and outstanding at December 31, 1997 and 6,082,190 shares issued and
           outstanding at March 31, 1997                                                      62,000          61,000
   Capital in excess of par value                                                          9,116,000       9,048,000
   Retained earnings                                                                       4,125,000       3,628,000
                                                                                        ------------    ------------
                                                                                          13,303,000      12,737,000
                                                                                        ------------    ------------
                                                                                        $ 15,767,000    $ 14,543,000
                                                                                        ============    ============

     The accompanying notes are an integral part of these balance sheets.

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                        NINE MONTHS ENDED
                                                                                                DECEMBER 31,        DECEMBER 31,
                                                                                                    1997                1996
                                                                                                ------------        ------------
                                                                                                           (UNAUDITED)
Cash Flows from Operating Activities:
    Net income                                                                                  $    497,000         $ 2,074,000
    Adjustments to reconcile net income
        to net cash used in operating activities:
            Depreciation and amortization                                                            470,000             356,000
            Provision for losses on accounts receivable                                                    -              43,000
            Changes in assets and liabilities:

               Decrease (increase) in:
                    Marketable securities                                                         (4,260,000)         (2,011,000)
                    Accounts receivable                                                             (610,000)         (1,894,000)
                    Inventories                                                                     (916,000)           (420,000)
                    Deferred tax asset                                                                     -            (164,000)
                    Other assets                                                                       4,000            (100,000)
               Increase (decrease) in:
                    Accounts payable                                                                 565,000              37,000
                    Accrued expenses                                                               (148,000)             248,000

                    Income taxes payable                                                            271,000              301,000
                                                                                                -----------          -----------
Net cash used in operating activities                                                            (4,127,000)          (1,530,000)
                                                                                                -----------          -----------
Cash Flows from Investing Activities:
    Proceeds from disposition of facility held for resale                                                 -            1,300,000
    Purchases of property and equipment                                                            (606,000)          (1,348,000)
                                                                                                -----------          -----------
Net cash used in investing activities                                                              (606,000)             (48,000)
                                                                                                -----------          -----------
Cash Flows from Financing Activities:
    Proceeds from exercise of stock options                                                          69,000              257,000
    Principal payments on capital lease obligations                                                 (30,000)            (367,000)
                                                                                                -----------          -----------
Net cash provided by (used in) financing activities                                                  39,000             (110,000)
                                                                                                -----------          -----------
Net Decrease in Cash and Cash Equivalents                                                        (4,694,000)          (1,688,000)
Cash and Cash Equivalents, beginning of period                                                    4,766,000            6,312,000
                                                                                                -----------          -----------
Cash and Cash Equivalents, end of period                                                        $    72,000          $ 4,624,000
                                                                                                ===========          ===========
Supplemental disclosures of cash flow information:

    Cash paid during the period for:

       Interest                                                                                 $     4,000          $    20,000
                                                                                                ===========          ===========
       Income taxes                                                                             $         -          $ 1,074,000
                                                                                                ===========          ===========
    Tax benefit related to exercise of employee stock options                                   $         -          $   700,000
                                                                                                ===========          ===========


  The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)

1.        BASIS OF PRESENTATION

          AML Communications, Inc. (the "Company") designs and manufactures multicarrier amplifiers, masthead amplifiers and related products for the cellular, personal communication services ("PCS"), paging and other communication markets.

          The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month and nine month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report to Shareholders on Form 10-KSB.

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

3.        INVENTORIES

          Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                December 31, 1997      March 31, 1997
                                -----------------      --------------
Raw materials                         $ 1,993,000         $ 1,502,000
Work-in-process                           504,000             409,000
Finished goods                            380,000              50,000
                                      -----------         -----------
                                      $ 2,877,000         $ 1,961,000
                                      ===========         ===========

4.        MARKETABLE SECURITIES

          Marketable securities reported during fiscal year 1997 and during the first quarter of fiscal year 1998 are interest bearing tax free investments with maturities of less than one year but greater than three months when purchased. During the second quarter of fiscal year 1998, the Company began investing in a money market portfolio of taxable and tax advantaged instruments which are readily convertible into cash.

5.  BUSINESS AND CREDIT CONCENTRATION AND RISK

          The Company has entered into a relationship to provide cellular products to a customer in South America. The contracts represent approximately 66% of sales in the quarter ended December 31, 1997, and approximately 40% of year to date sales. The Company expects that the contracts will be substantially fulfilled in the fourth quarter. While the Company is actively pursuing additional contracts, no assurance can be given that the Company will enter into similar contracts in the future or that the relationship with its South American customer will continue. At December 31, 1997, the Company reported accounts receivable, net of reserve, of $2.5 million, of which $1.5 million, or 57% was due from this customer. The three largest customer receivables totaled $2.2 million, or approximately 88% of total receivables. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other factors. At December 31, 1997, management believes that the allowance for doubtful accounts is adequate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of changes in domestic and international economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, business and credit concentration risk, general business and economic conditions, and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

          Net sales. Net sales for the three months ended December 31, 1997 were $3.6 million compared to $4.1 million in the corresponding period in 1996, a 12.2% decrease. The decrease in sales is largely attributable to the decrease in volume of the Company's Wireless Local Loop ("WLL") products which contributed $75,000, or 2.1% of net sales for the quarter ended December 31, 1997, compared to $758,000, or 18.6% of net sales for the three months ended December 31, 1996. The Company believes that the decline in sales of WLL products is primarily the result of slower than expected customer development of foreign service areas, which in turn has caused postponement of purchases from the Company. Sales of the Company's cellular amplifier product line totaled $3.0 million, or 83.7% of net sales for the three months ended December 31, 1997 compared to $2.5 million, or 61.9% for the corresponding period in 1996. The increase in the sales of cellular amplifiers is the result of the Company's penetration of the South American marketplace, which contributed sales of $2.5 million, or 66.0% of total cellular product sales for the most recent quarter. Although the Company believes that its relationship with its South American customer is good, no assurance can be given that such relationship will result
in similar contracts in the future.   Sales of  PCS / two way paging products
totaled $356,000 for the three months ended December 31, 1997, or 9.9% of net sales, compared to $378,000, or 9.3% of net sales for the three months ended December 31, 1996. Sales of the Company's custom products totaled $156,000, or 4.3% of net sales for the three months ended December 31, 1997 compared to $417,000, or 10.2% for the corresponding period in 1996. The Company expects the custom product market to continue to be a minor component of the Company's revenue stream, and to decline in the future as a percent of net sales.

          Gross profit. Gross profit for the three months ended December 31, 1997 was $1.5 million, or 42.6% of net sales, compared to $2.2 million, or 53.7% of net sales, for the corresponding period in 1996. The Company's average selling prices and gross margins for its products have declined primarily as a result of the highly competitive OEM market, intensified competition among suppliers of equipment to cellular service providers and pressures faced by cellular service providers from their customers to reduce costs.

          Selling, general and administrative costs. Selling, general and administrative costs for the three months ended December 31, 1997 were $726,000, or 20.2% of net sales, compared to $657,000, or 16.0% of net sales, for the corresponding period in 1996. The increase is the result of increasing costs for labor, trade show and travel expenses between the 1997 and 1996 periods applied to lower sales in 1997. The Company believes further investment in sales and marketing will be necessary to promote the Company's products due to the intensely competitive nature of the industry.

          Research and development costs. Research and development costs for the three months ended December 31, 1997 were $497,000, or 13.8% of net sales, compared to $425,000, or 10.4% of net sales, for the corresponding period in 1996. The increase is due primarily to the employment of additional technical staff and increased material costs required to design and develop new products for cellular, PCS and two way paging communications markets.

During the third quarter 1997, the Company received Federal Communication Commission approval to market its M30 multicarrier amplifier for the U.S. and international cellular marketplace. The M30 is a second generation 30-watt, 900 MHz multicarrier cellular amplifier, using laterally diffused metal oxide semiconductors ("LDMOS"). The LDMOS design offers improved transistor technology compared to standard silicon bipolar designs. Primary benefits include improved performance and higher reliability. Additionally, the Company continues to focus its efforts on the development of products for the PCS and two way paging infrastructure buildup. Subsequent to the end of the third quarter, the Company announced that it had received a follow-on order totaling $2.2 million for newly developed two way paging amplifiers. The contract is the third production order for the Company's new product line serving the world-wide paging market.

          Other income, net. Other income for the three months ended December 31, 1997 increased to $100,000 compared to $57,000 for the corresponding period in 1996. The increase is due to interest income on a higher level of investments and a reduction in interest expense associated with the reduction of certain lease obligations.

          Provision for income taxes. For the three months ended December 31, 1997, the Company's provision for income taxes was $152,000, an effective tax rate of approximately 37% compared to $429,000, an effective tax rate of approximately 37% for the corresponding period in 1996. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable, tax free interest income generated from certain investments and tax benefits associated with the exercise of employee stock options.

          Net income. For the reasons set forth above, the Company generated a net income for the three months ended December 31, 1997, of $261,000, or 7.2% of net sales compared to $729,000, or 17.8% of net sales in the corresponding period in 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

          Net sales. Net sales for the nine months ended December 31, 1997 were $8.9 million compared to $11.6 million in the corresponding period in 1996, a 23.3% decrease. The decrease in sales is largely attributable to lower unit prices and a change in product mix of the Company's cellular amplifiers which contributed $6.6 million, or 73.9% of net sales for the nine month period ended December 31, 1997 compared to $8.6 million, or 73.6% of net sales for the nine month period ended December 31, 1996. The dollar decline in the cellular amplifier product line is a result of the following factors: 1) OEM's have improved the amplifiers within their base stations enabling the operator to achieve cost effective performance without having to upgrade to the Company's amplifier, 2) Intensified competition within the marketplace resulting in lower unit prices, 3) Macrocell base stations are being developed and sold at substantially lower prices than before, thereby slowing the sales of microcell base stations. The Company's multicarrier amplifier is designed to perform with the microcell base station; consequently, sales of the Company's amplifiers have decreased and 4) The industry focus has shifted to the PCS and two way paging market, slowing further build-out of the cellular infrastructure. As a result of these factors, the Company strategically decided to diversify its product and market base to include satellite network communications, two way paging, PCS and WLL products in the OEM and international markets. Sales of PCS and two way paging products totaled $450,000, or 5.1% of net sales for the nine month period ended December 31, 1997 compared to $386,000, or 3.3% of net sales for the nine month period ended December 31, 1996. Sales of WLL products totaled $288,000, or 3.2% of net sales for the nine months ended December 31, 1997, compared to $1.3 million, or 11.1% of net sales for the nine months ended December 31, 1996. The Company believes that the decline in sales of WLL products is primarily the result of slower than expected customer development of foreign service areas, which in turn has caused postponement of purchases from the Company.

Sales of the Company's custom products totaled $1.1 million, or 12.1% of net sales for the nine months ended December 31, 1997 compared to $1.4 million, or 12.0% for the corresponding period in 1996. The Company expects the custom product market to continue to be a minor component of the Company's revenue stream, and to decline in the future as a percent of net sales.

During the first fiscal quarter of this year the Company reported sales of amplifiers used in the Low Earth Orbit ("LEO") satellite network of $508,000, which represents 5.7% of net sales for the nine months ended December 31, 1997. The LEO satellite network is designed to provide high-speed digital communication worldwide through earth gateways. This revenue represents completion of the Company's contract previously announced in January 1997 to provide amplifiers to a customer in the LEO satellite network during the first quarter of this year. The Company currently has no other contract for the production and shipment of LEO amplifiers.

          Gross profit. Gross profit for the nine months ended December 31, 1997 was $4.0 million or 44.9% of net sales, compared to $6.2 million, or 53.4% of net sales, for the corresponding period in 1996. The percentage decrease is a result of the revenue shortfall that occurred during the year which impeded the Company's ability to efficiently absorb its labor and overhead expenses. The Company's average selling prices and gross margins for its products have declined primarily as a result of the highly competitive OEM market, intensified competition among suppliers of equipment to cellular service providers and pressures faced by cellular service providers from their customers to reduce costs.

          Selling, general and administrative costs. Selling, general and administrative costs for the nine months ended December 31, 1997 were $2.0 million, or 22.5% of net sales, compared to $2.0 million, or 17.2% of net sales, for the corresponding period in 1996. The percentage increase is the result of increased costs for labor, trade show and travel expense between the 1997 and 1996 periods applied to lower sales in 1997. The Company believes further investment in sales and marketing will be necessary to promote the Company's products due to the intensely competitive nature of the industry.

          Research and development costs. Research and development costs for the nine months ended December 31, 1997 were $1.4 million, or 15.7% of net sales, compared to $1.1 million, or 9.5% of net sales, for the corresponding period in 1996. The increase is due primarily to the employment of additional technical staff and increased material costs required to design and develop new products for cellular, PCS and paging communications markets.

During the second quarter 1997, the Company received an order to supply two way paging amplifiers to the domestic PCS market. The contract is the first significant production order for the Company's new product line serving this market. Subsequent to the end of the third quarter, the Company announced that it had received a follow-on order for paging amplifiers.

During the third quarter 1997, the Company received Federal Communication Commission approval to market its M30 multicarrier amplifier for the U.S. and international cellular marketplace. The M30 is a second generation 30-watt, 900 MHz multicarrier cellular amplifier, using laterally diffused metal oxide semiconductors ("LDMOS"). The LDMOS design offers improved transistor technology compared to standard silicon bipolar designs. Primary benefits include improved performance and higher reliability. Additionally, the Company continues to focus its efforts on the development of products for the PCS and two way paging infrastructure buildup. Subsequent to the end of the third quarter, the Company announced that it had received a follow-on order totaling $2.2 million for newly developed two way paging amplifiers. The contract is the third production order for the Company's new product line serving the world-wide paging market.

          Other income, net. Other income for the nine months ended December 31, 1997 was $258,000 compared to $158,000 for the corresponding period in 1996. The increase is due to interest income on a higher level of investments and a reduction in interest expense associated with the reduction of certain lease obligations.

          Provision for income taxes. For the nine months ended December 31, 1997, the Company's provision for income taxes was $291,000, an effective tax rate of approximately 37% compared to $1.2 million, an effective tax rate of approximately 37% for the corresponding period in 1996. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable, tax free interest income generated from certain investments and tax benefits associated with the exercise of employee stock options.

          Net income. For the reasons set forth above, the Company generated a net income for the nine months ended December 31, 1997, of $497,000, or 5.6% of net sales compared to $2.1 million, or 18.1% of net sales in the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering are also being used to maintain increased inventory and working capital balances to support increased operating levels.

          In September 1997 the Company renegotiated its revolving bank line of credit. The new agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.50 % at December 31, 1997) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments beginning October 1, 1998, with interest at the bank's reference rate plus .75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1998. As of December 31, 1997, there were no borrowings outstanding under either facility.

          At December 31, 1997 the Company had $72,000 in cash, and $7.5 million in short-term marketable securities. The Company's operating activities used cash of approximately $4.1 million for the nine months ended December 31, 1997 primarily as a result of increases in marketable securities. The Company's capital expenditures of $606,000 for the nine months ended December 31, 1997 were primarily for manufacturing test equipment and information system improvements.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
---------------------------------------------------

          Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), the Company's ability to timely develop and produce commercially viable products at competitive prices, the ability of the Company's products to operate and be compatible with various OEM base station equipment, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the Company's ability to accurately anticipate customer demand, the Company's ability to manage expense levels, the availability and cost of components, the Company's ability to finance its activities and maintain its financial liquidity and worldwide economic and political conditions. The Company believes that international sales may account for an increased percentage of future sales. To the extent that foreign sales are recognized, the Company may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has identified potential new customers serving new markets in developing countries. The Company's WLL products offer a viable alternative to the construction of a wireline infrastructure in such areas. To the extent that the Company's customers delay development of wireless communications networks and technology continues to evolve, the Company may face a material adverse effect on business, results of operations and financial condition.

          During the nine months ended December 31, 1997, a substantial portion of the Company's sales were made to a customer in Brazil. The Company has evaluated the credit exposure associated with conducting business with this customer in the South American market and has concluded that such risk is acceptable. Nevertheless, any significant change in the economy or a deterioration of United States trade relations or the economic or political stability of the South American region could have a material adverse effect on the Company's business, results of operations and financial condition. Sales to foreign customers are invoiced in U.S. dollars. Accordingly, the Company currently does not engage in foreign currency hedging transactions. However, as the Company further expands into foreign markets, greater risk can be anticipated associated with general business, political and economic conditions in those markets, and foreign currency transactions may be anticipated. At such time, the Company may seek to lessen its exposure through currency hedging transactions. No assurance can be made that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition.

          The Company has begun to experience significant price erosion in the sales of its products and expects price competition in the sale of amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products, or otherwise, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

          The Company has historically sold a majority of its products into the operator channel to market. As a result, the Company receives periodic order forecasts from its major customers who have no obligation to purchase the forecasted amounts. Nonetheless, the Company maintains significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operation and financial condition.

          The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. There can be no assurance that the Company's newly developed products will achieve market acceptance, or that the Company will manufacture such products at competitive prices in sufficient volumes. In the event the Company's products are not timely developed or do not gain market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

                27   Financial Data Schedule

(b) There were no current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AML Communications, Inc.



Date:     February 13, 1998         /s/Kirk A. Waldron
                                    ------------------
                                    Kirk A. Waldron
                                    Vice President, Finance and
                                    Chief Financial Officer and Chief Operating
                                    Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)