Form 10KSB40
period 1998-03-31
AML COMMUNICATIONS INC
filed 1998-06-29
CIK 1003640

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                              --------------

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________

                        Commission File Number  0-27250

                           AML COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      DELAWARE                                             77-0130894
--------------------------                        ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA                     93012
-----------------------------------------                     -----
 (Address of principal executive offices)                   (Zip Code)

                                (805) 388-1345
               ------------------------------------------------
               (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
  ------------------------             -----------------------------------------
          NONE                                          NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                        ------------------------------
                         COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $ 12,786,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 12, 1998, was approximately $12,616,726. The per share stock price for computational purposes was $3.44, based on the closing sale price per share for the Registrant's common stock on the NASDAQ National Market on June 12, 1998. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares. The number of shares of the Registrant's common stock outstanding on June 12, 1998 was 6,297,414.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 25, 1998, are incorporated by reference into Items 10, 11 and 12 of Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

Transitional Business Disclosure Format (Check One).  Yes    No  X
                                                         ---    ---
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


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

    AML Communications, Inc. ("AML" or the "Company") was incorporated in California in 1986 as Advanced Milliwave Laboratories, Inc. In early 1994, the Company changed its name to AML Communications, Inc. In December 1995, in connection with the initial public offering of its common stock, the Company changed its state of incorporation from California to Delaware. In May 1996, the Company moved its principal office to 1000 Avenida Acaso, Camarillo, California 93012.

    The Company designs, manufactures and markets amplifiers and related products for the cellular, Personal Communication Services ("PCS") paging and other communication markets. Additionally, beginning in 1993, the Company has offered multicarrier amplifiers to the Wireless Local Loop ("WLL") segment of the wireless communications industry. Since its inception, AML has also provided a number of catalog and custom amplifiers to Original Equipment Manufacturers ("OEMs") and other customers in the communications market. AML's wireless products support a broad range of analog and digital transmission standards and formats including Advanced Mobile Phone Services ("AMPS"), Total Access Communication System ("TACS"), Nordic Mobile Telephone ("NMT"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA"), Global System for Mobile Communications ("GSM") and Frequency Hopping Multiple Access ("FHMA").

    AML's cellular products, introduced in late 1994, were historically marketed primarily to cellular operators to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company's initial success in the cellular market was a result of selling directly to domestic operators. In the fourth quarter of fiscal 1997 the Company experienced a significant decrease in its revenue. The primary reasons for the decline were threefold: 1) OEMs developed improved base stations enabling the operator to achieve cost effective performance without having to upgrade to an AML amplifier, 2) macrocell base stations were developed and sold at substantially lower prices than ever before, thereby slowing the sales of microcell base stations in this country, and 3) the industry has focused both financial and human resources on further developing the PCS market. Consequently, further build-out of the cellular infrastructure has slowed. As a result, the Company began to focus on diversifying its product and customer base (primarily international customers and OEMs). Late in fiscal 1997 the Company entered the satellite communication gateway market by offering a high power amplifier for data transmission applications in a Low Earth Orbit ("LEO") satellite communications network.

    During fiscal 1998, the Company recorded significant revenue from an OEM in Brazil and introduced products for the PCS and Two-Way Paging marketplace. During fiscal 1998 the Company heavily invested in R & D intended for the WLL market. The Company has realigned its structure to continue strengthening its marketing effort to OEMs.

INDUSTRY BACKGROUND

    The market for wireless communications services has grown substantially during the past decade as cellular, PCS, paging, wireless telephony, satellite communication and other new and emerging applications have become increasingly accessible and affordable to growing numbers of consumers. Among the various types of wireless services, the subscriber base for cellular communications is currently the largest, but the higher frequency PCS market is forecasted to exhibit the most growth.

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

    A cellular system consists of a number of cells which are networked to form a cellular system operator's geographic coverage area. Each cell has a base station which houses the equipment that transmits and receives telephone calls between the cellular subscriber within the cell and the switching office connected to the local wireline telephone system. Such base station equipment includes an antenna and a series of transceivers, power amplifiers and cavity filters. Large cells, which generally cover a geographic area of up to five miles in radius, are commonly referred to as "macrocells."

    Cellular system operators in densely populated areas are able to expand the capacity of their existing cellular systems by dividing macrocells into smaller cells commonly referred to as "microcells." These typically cover one to three miles in radius. The base stations for microcells are substantially smaller physically than base stations for macrocells. Microcells provide a means to increase local capacity and/or coverage. They require less expensive equipment at each base station, but normally offer lower capacity and smaller areas of coverage than macrocells. Within the latter half of fiscal 1997, OEMs developed improved base stations enabling the operator to achieve cost effective performance without having to upgrade to an AML multicarrier amplifier. During fiscal 1998 certain operators have shown increased interest in high power multicarrier amplifiers and the Company has invested in a second generation multicarrier amplifier design for this market.

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

    The PCS Marketplace. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate exclusively with "digital" formats. PCS networks may operate at cellular frequencies but more typically operate at a higher frequency in the available RF spectrum within the 1800 and 1900 MHz frequency band. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which limit distances PCS transmissions can travel without significant degradation. The PCS market is characterized by a major up front investment by operators and, as such, is under quick deployment pressure. The PCS initial deployment, in its quest to obtain swift coverage, is mainly employing single carrier transmit amplifiers. Multicarrier amplifiers for this service are yet to be deployed but are anticipated at such time as the service to end users proliferates and capacity limitations are evident.

    Unlike cellular deployment where the proliferation of both mast head receive amplifiers was limited, the Company believes a significant number of sites are likely to demand such products. The Company has introduced a series of receive amplifiers for PCS service.

    The Two-Way Paging Marketplace. The continued growth of the paging market and the introduction of Two-Way Paging have created opportunities for the Company's mast head low noise amplifiers and associated controllers. Shipments into the paging operator market commenced in the third quarter of fiscal 1998.

    The Wireless Local Loop Marketplace. WLL is considered to be a growth market. Increasingly, WLL is being adopted in countries that lack land-line telephone service because it allows faster and more economical deployment of telephone communication equipment. The Company is committing significant resources toward the development of low noise and power amplifiers for this market sector.

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

THE AML STRATEGY

    Using its proprietary technology and expertise in interference cancellation, the Company's primary strategy is to increase its focus on amplifier products required by the infrastructure manufacturers to support mass deployment of communications systems. A secondary strategy is to apply the accumulated results of its amplifier and related knowledge and experience to meet the needs of system operators by offering technologically advanced amplifier based products that address specific market opportunities. During the third quarter of fiscal 1998, the Company introduced a second generation multicarrier cellular amplifier, the M30, which uses Laterally Diffused Metal Oxide Semiconductor ("LDMOS") technology. Shipments of this product commenced in the fourth quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the second high power version of the multicarrier cellular amplifier family, the M150, was announced. Shipments of this product are anticipated to occur in the latter half of fiscal 1999. New products are being offered or have recently been offered to the WLL marketplace.

    Market to System Operators and OEMs. Since 1994, the Company has positioned itself as a supplier of amplifier products to system operating companies. This strategy has been based on the Company's belief that operators sometimes source their own equipment rather than always depend on OEMs for complete systems. The Company believes that such operators are becoming more sophisticated about equipment purchases and are more willing to purchase products from providers who offer innovative solutions to technical problems. Based on the performance characteristics and functionality of its products, AML believes it will continue to penetrate the infrastructure equipment market by marketing to the system operators. Because it does not procure a significant amount of business from the more traditional distribution channel to market, the OEM, the Company operates without a substantial backlog. To support increased focus on developing relationships and marketing to the OEM sector, the Company established an OEM sales department during fiscal 1998 and allocated R&D resources toward technology growth to support anticipated OEM product needs. It is believed that success in the OEM sector will improve the Company's ability to make projections with greater reliability. However, since the OEM sector has a long gestation period, the Company believes it has yet to see the results of its marketing efforts and cannot predict when favorable results, if any, will be realized.

    Maintain a Technology Leadership Position. The Company believes its interference cancellation technologies and its receive amplifier expertise are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology.

    Develop Innovative Proprietary Products. The Company has pursued the development of amplifier products which are highly innovative. During fiscal 1998, the Company applied engineering resources to the development of products intended for the WLL infrastructure market and to the introduction of a second generation multicarrier product. The Company currently has two patent applications pending.

    Provide Comprehensive Customer Support. The Company works closely with its customers throughout the design process to assist them in refining and developing their amplifier specifications. Customer support involves problem evaluation, engineering recommendations and solution implementation. After the product is delivered, the Company continues to provide technical support to facilitate system integration, implementation and operation. Through this process, the Company believes it will develop new product definitions and implementations to further enhance the strategic position of the Company in the wireless market.

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

    Because cellular and PCS system operators are allocated a specific RF spectrum band and specified channels, system operators seek to use such bands and channels more efficiently in order to increase system capacity. To gain flexibility and increase spectrum efficiency, an operator may choose "multicarrier amplification," in which all channels are amplified simultaneously by one amplifier, rather than each channel using a separate single amplifier. A multicarrier amplifier combines the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. A multicarrier amplifier requires less space than multiple single amplifiers which reduce the size of a base station.

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

    Cellular system operators are also expanding the capacity of their systems by transitioning from analog technologies to digital technologies. Cellular systems based on analog technology are capable of carrying only one call per channel of RF spectrum. Current analog standards and formats include the AMPS in North America and the TACS and NMT in Europe. Digital systems allow a given channel of spectrum to carry multiple calls simultaneously thereby increasing system capacity. Conversion to digital transmission allows three to eight times as many voice conversations to occupy the same frequency bands as analog transmission systems. Current digital standards and formats include TDMA and CDMA in North America and the GSM and Digital Communication Service at 1800 MHz ("DCS-1800") in Europe. An additional cellular system operating in the SMR spectrum is in deployment in the United States. This system uses digital techniques that include FHMA. The Company's products support many analog and digital standards and formats, including AMPS, TACS, NMT, TDMA, CDMA, GSM and FHMA. PCS system operators have subscribed to all digital transmission formats (GSM, TDMA, or CDMA).

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

MARKETS

    The market for wireless communications services has grown substantially during the past decade as cellular, PCS, WLL, SMR and other new and emerging applications have become increasingly accessible and affordable to growing numbers of consumers.

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

    PCS / Two-Way Paging Markets. In light of the growth of cellular communications and recognizing the need for additional competitive wireless capacity, the Federal Communication Commission auctioned spectrum at 1850 MHz to 1990 MHz. The wireless services occupying these bands are PCS. Installation of the infrastructure to support PCS domestically in the United States commenced in 1996 and is expected to continue beyond 2000. Unlike cellular, which took over 12 years to reach its present level of infrastructure build-out, PCS build-out is expected to occur on an accelerated basis. The reasons for this include the need for PCS to compete effectively with existing cellular coverage and services plus a desire on the part of many PCS operators to be the first to offer PCS service in order to capture the highest possible market share.

    The Company believes that PCS represents an opportunity for sales to both system operator and OEM customers. In order to take advantage of this opportunity the Company has developed a line of mast head receive amplifiers, repeaters and transmit power amplifiers. During fiscal 1998, the Company's sales into the PCS sector were lower than anticipated. The Company believes this is partially due to PCS product packaging by independent manufacturers who are in direct competition with the Company's products.

    Certain domestic paging operators are enhancing their infrastructure to provide Two-Way Paging features. The Company has developed mast head low noise amplifiers for Two-Way Paging applications. This is a niche market that represents a one time infrastructure upgrade.

    Wireless Local Loop Market. WLL telephony systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and China, wireless telephony systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. During fiscal 1998, the Company dedicated engineering and marketing resources to participate in development programs in this market with certain infrastructure OEMs.

    Satellite Communications and Other Markets. The satellite communications market is a small niche segment within the larger communications market which provides across-the-globe mass digital communications. Other markets include: surveillance communications, ground-to-air communications, microwave communications, broadband communications and telemetry tracking. The Company sells custom amplifiers and related products to these segments.

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

PRODUCTS

    The Company designs and sells multicarrier transmit amplifiers, low noise receive amplifiers, and related products for the cellular paging and PCS communication markets, as well as to the WLL and satellite communications segments of the wireless communications industry. The Company also provides catalog and custom amplifiers to OEMs and to other customers in the communications market in general.

    Wireless Multicarrier Amplifiers. Utilizing its proprietary technology, the Company developed a series of multicarrier (microcell) amplifiers for cellular applications. These first generation AML products feature transmitting power levels, while at the same time maintaining low levels of spurious output and distortion. The Company's Microcell 40, Microcell 80 and Microcell 140 products offer a composite power of 40 Watts, 80 Watts and 140 Watts, respectively. During fiscal 1998, the Company introduced a second generation LDMOS 30 Watt multicarrier cellular amplifier. A higher power, modular, AML second generation product was also announced; however, it is not yet ready for market. These new products demonstrate improved intermodulation suppression and offer efficiency, size and heat contribution advantages over present industry standards. Additionally, the Company offers multicarrier amplifiers for WLL and satellite communications applications.

    Multicouplers. The Company developed and delivered a cellular multicoupler designed to an OEM specification during fiscal 1998. The Company has received several repeat orders for multicouplers.

    Wireless Receive Amplifiers. AML's receive amplifiers are designed primarily for use by system operators and OEMs in the wireless infrastructure equipment market. The Company's dual low noise amplifiers in its microcell products enhance the operation of the receiving section of the base station and allow the cellular operator to balance its system.

    In addition, the Company's Link Balancer receive amplifiers feature low noise sensitivity and high out-of-band rejection characteristics. The Company believes that the Link Balancer amplifier improves the ability of unbalanced macrocells to receive the weaker signals of level 2 power hand held phones more efficiently and therefore to expand the footprint of such macrocells. The Company has recently introduced a line of duplexed and non-duplexed PCS masthead receive amplifiers and a PCS masthead transmit/receive amplifier for PCS 1900 (GSM derived) applications.

    The Company believes that average selling prices and gross margins for its products are declining as system operators and OEMs face pressure to reduce costs as competition intensifies. To counter these conditions, the Company believes that it must successfully introduce and sell on a timely basis innovative new products that incorporate innovative technologies and features that can be sold at higher average selling prices and gross margins or at greater volume. There can be no assurance, however, that the Company will be successful in developing or marketing such products in such a manner.

     Custom and Catalog Products. In addition to multicarrier transmit and receive amplifiers, the Company also produces a variety of communication and other products that meet the needs of particular markets. These products are frequently designed and produced to customer specifications relating to noise, power, frequency or spectral purity. The Company's catalogs list numerous possible configurations for certain custom products and are used to promote sales of its custom products to customers with special requirements. In order to best utilize resources the Company selectively solicits and accepts business for these traditional AML products. Custom and catalog products include receiving multicouplers, high dynamic range low noise amplifiers, microwave amplifiers and telemetry tracking components.

    Product Warranties. The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. To date, the Company has not experienced a material level of warranty claims.

CUSTOMERS, SALES AND MARKETING

    Customers. The Company markets its products into the USA and overseas markets. During fiscal 1998 the Company made substantial shipments into Brazil. The Company also directed product marketing activities toward Russia, Canada and certain Western European countries. See --"International Sales" below.

    Historically, the Company has derived a substantial percentage of its net sales from single customers during certain fiscal periods and until fiscal 1995, the Company derived substantially all of its net sales from its custom communication products. However, the Company has become less dependent on custom products as the percentage of its net sales derived from sales of cellular and wireless telephony products has increased. Set forth below is information pertaining to the Company in its markets.

          . Cellular and Wireless Telephony. Beginning in late fiscal 1995, the Company shifted its marketing efforts from custom communication products to cellular system applications. As a result, sales to the cellular industry accounted for approximately 71.8% of net sales in fiscal 1997 and 74.1% of net sales in fiscal 1998. Major customers for the Company's cellular products included AGC Optosystems (as representative for NEC Brazil), AT&T Wireless, PageMart Wireless, Cellular One and Bell Atlantic Nynex. Management believes the sales of cellular products will account for a smaller percentage of overall sales in the foreseeable future. Net sales of wireless telephony products accounted for approximately 9.8% of net sales in fiscal 1997, and 2.8% of net sales in fiscal 1998. To date, Interdigital Communications Corporation is the primary customer for the Company's wireless telephony products.

          . PCS/Two-Way Paging. During fiscal 1997, the Company introduced a new line of products for the PCS/Two-Way Paging marketplace. Customers for the Company's PCS/Two-Way Paging products included PageMart Wireless. Sales of these products accounted for approximately 3.9% of net sales in fiscal 1997 and 7.7% of net sales in fiscal 1998.

          . Custom Communications and Other. Historically, the Company has derived a substantial portion of its net sales from sales of its custom products. Sales of these products accounted for 14.5% and 15.4% of net sales for fiscal 1997 and 1998, respectively. During fiscal 1997 and 1998, no custom product customer accounted for more than 5% of net sales.

    International Sales. Sales of products outside the United States represented approximately 5.3% and 42.4% of net sales during fiscal 1997 and 1998, respectively. The Company believes that cellular and PCS/Two-Way Paging growth worldwide is expanding at similar or greater growth rates as in the United States, and the Company is actively pursuing international customers. Approximately 95.8% of international sales, or 40.6% of total sales in 1998 were to a single customer in Brazil. No assurance can be made concerning future orders from this customer.

    Sales and Marketing. The Company employs a direct sales approach focused on providing its wireless industry customers with specific application solutions to satisfy their transmit and receive amplification needs. Sales of the Company's products require close technical liaison with the customers' engineers and frequent travel to customers' sites. The Company markets its products overseas with the assistance of independent sales representatives in various parts of the world. The Company has 10 independent sales representatives in the United States, one sales representative in Brazil and sales representatives in Korea, Venezuela, Israel and Europe. The Company continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. The Company's direct sales staff provides sales direction and support to its international sales representatives. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. Sales outside the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, unexpected changes in regulatory requirements, tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

    The Company's executive officers are involved in all aspects of the Company's relationship with its major system operator and OEM customers. In addition, as of March 31, 1998 the Company employed a direct sales staff of five employees.

COMPETITION

    The wireless communication equipment industry is highly competitive and the cellular and PCS communications market is dominated by a small number of large OEMs, such as Ericsson, Lucent, Nokia, NEC and Northern Telecom, which provide complete infrastructure systems to system operators. In addressing the needs of the system operators, the Company competes on the basis of product functionality, quality and reliability, technical performance, time-to-market and delivery capability. The Company believes that overall it competes favorably with respect to the foregoing elements.

    Merchant amplifier manufacturers, such as Powerwave Technologies, Inc., Spectrian Corporation and Microwave Power Devices, Inc., have developed products which are directly competitive with the Company's products. These products are supplied to OEMs for incorporation into their systems and in some cases also to the system operators. This competition may adversely impact the Company.

    The OEM market, which the Company hopes to penetrate further, is also very competitive. A substantial portion of the present worldwide production of amplifiers is dominated by a small number of wireless infrastructure OEMs who sell these amplifiers as component parts of their wireless systems. There are no assurances that the Company's efforts to further penetrate the OEM market will be successful.

    The Company experiences significant price competition and expects price competition in the sale of amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

RESEARCH AND DEVELOPMENT

    The Company's Research and Development ("R & D") efforts are driven by the short term demands of the market and potential future applications which have developed as a result of the Company's relationships with wireless communication system operators. The R&D activity is mainly focused in the wireless market and, to a lesser extent, the market for custom products. R&D expenditures in fiscal 1997 and 1998 were approximately $1,510,000 and $1,962,000, respectively.

    Wireless Products. The Company engages in R&D programs focused on the design of new products for the cellular, PCS, WLL, satellite and other markets, improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

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

PATENTS, PROPRIETARY TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY

    The Company's ability to successfully compete in a global market and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company protects some of its intellectual property by seeking patent protection on inventions resulting from ongoing research and development, and by maintaining other knowledge as industrial trade secrets. The Company has been issued three United States patents, and has two United States patents pending. There can be no assurance that the Company's pending patent applications will be allowed or issued, or that issued or pending patents will not be challenged by competitors. The Company has applied for Federal trademark protection for the marks Repeat-A-Cell(TM) and Power Top(TM) and owns Federal registration of the mark Link Balancer(R).

    Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of the business depends on the collective value of its patents, trade secrets, employee expertise, specifications, technical processes, and cost effective implementation of its technology. The Company has a policy of entering into confidentiality and non-disclosure agreements with its employees and limiting access to and distribution of its proprietary technology. Although there are no pending technology lawsuits against the Company, or unresolved notices that the Company is infringing the intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

GOVERNMENT REGULATION

    Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals often must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. There can be no assurance that the FCC, International Telecommunications Union ("ITU"), European

Telecommunications Standard Institute ("ETSI"), or other organizations charged with regulating the requirements of RF equipment, will not adopt more stringent regulations for the communications industry. If such regulations are adopted, the Company, the OEMs and the wireless system operators may be required to alter the manner in which radio signals are transmitted or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations, could affect the market for the Company's products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services. However, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers.

EMPLOYEES

    As of March 31, 1998, the Company had 101 full-time employees, including 22 in R & D; 59 in manufacturing, production engineering and quality assurance; 9 in administration; and 11 in sales, marketing, order entry and customer support. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Company employees are not governed by collective bargaining agreements. The Company believes its relationships with its employees are good.

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

ITEM 2.   DESCRIPTION OF PROPERTY

    The Company's administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The Company's lease for this space expires in April 2003. The Company believes that its current facilities provide adequate expansion capabilities.

ITEM 3.   LEGAL PROCEEDINGS

    The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Two purported class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The first lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No.
                  -------------------------------------------------
CIV 179776, was filed on March 19, 1998 in the Superior Court for the State of California (Ventura County) (the "State Action"). The second lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No. 98-2010 CAS (Ex)
-------------------------------------------------
(C.D. Cal.), was filed on March 20, 1998 in the federal district court in Los Angeles, California (the "Federal Action"). The individual defendants named in both of the actions are Jacob Inbar (the Company's President, Chief Executive Officer and Chairman of the Board of Directors), Tiberiu Mazilu (the Company's Vice President of Custom Products and a member of the Board of Directors), Edwin
J. McAvoy (the Company's Vice President of Sales and Marketing and a member of the Board of Directors), Scott T.

Behan (the Company's Vice President of New Product Development) and William E. Sheridan III (the Company's former Chief Financial Officer). While the Federal Action asserts claims under the federal securities laws and the State Action asserts claims under California's securities laws, the complaints are otherwise essentially identical. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal years 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

    In the State Action, the Company filed a motion to dismiss or stay all proceedings pending the resolution of the Federal Action, and alternatively moved for a protective order governing discovery in the State Action. On June 8, 1998, the Court granted the defendants' motion to stay all discovery in the State Action unless and until the stay of discovery is lifted in the Federal Action. However, defendants still have to respond to the State Action complaint and anticipate filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim, on or before July 23, 1998.

    In the Federal Action, pursuant to the Private Securities Litigation Reform Act of 1995, plaintiff's motion for the appointment of lead plaintiff and lead
counsel is scheduled to be heard on June 29, 1998.   The Company's response to
the complaint is due 45 days following the appointment of lead plaintiff and lead counsel. The Company anticipates filing a motion to dismiss the claim. The Company denies the material allegations in the complaints and intends to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company.

    The Company and its legal counsel are currently evaluating the claims. At this stage, it is not possible to predict the outcome or determine a range of possible losses, if any. The Company, its directors and officers deny the material allegations in the complaints and intend to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company's financial position or results of operations. During the year ended March 31, 1998, the Company recorded $150,000 as costs related to these lawsuits.

    The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

    The Company's common stock trades on the NASDAQ National Market under the symbol "AMLJ." The table below sets forth the high and low sales prices for the Company's common stock on the NASDAQ National Market for the periods indicated.


                                                              PRICE RANGE OF    COMMON STOCK
                                                              HIGH              Low
                                                              ----              ----
Fiscal year ended March 31, 1997
First quarter........................................         $22.17            $10.59
Second quarter.......................................         $20.50            $10.25
Third quarter........................................         $17.00            $12.50
Fourth quarter.......................................         $14.00            $ 3.50

Fiscal year ended March 31, 1998
First quarter........................................         $ 4.88            $ 2.69
Second quarter.......................................         $ 9.13            $ 2.81
Third quarter........................................         $11.13            $ 3.88
Fourth quarter.......................................         $ 6.63            $ 4.31

At June 12, 1998 there were approximately 62 holders of record of the Company's common stock.

    The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on the Company's operations, financial and business requirements, compliance with bank covenants and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 1997 and 1998.



(DOLLARS IN THOUSANDS)                                          YEAR ENDED MARCH 31,
                                                 -------------------------------------------------------
                                                        1997                           1998
                                                 ---------------------------   -------------------------
Net sales.................................       $14,091          100.0%         $12,786          100.0%
Cost of goods sold........................         6,892           48.9            7,111           55.6
                                                 -------          -----          -------          -----
Gross profit..............................         7,199           51.1            5,675           44.4
Operating expenses:
 Selling, general and
  administrative..........................         2,534           18.0            2,848           22.3
 Research and
  development.............................         1,510           10.7            1,962           15.3
 Legal expense related to stockholder's
  lawsuits................................             -              -              150            1.2
                                                 -------          -----          -------          -----
Operating income..........................         3,155           22.4              715            5.6
Other income, net.........................          (208)          (1.5)            (353)          (2.8)
                                                 -------          -----          -------          -----
Income before provision for taxes.........         3,363           23.9            1,068            8.4
Provision for taxes.......................         1,237            8.8              382            3.0
                                                 -------          -----          -------          -----
Net income................................       $ 2,126           15.1%         $   686            5.4%
                                                 =======          =====          =======          =====

    The table below sets forth information with respect to the Company's net sales derived from customers in the Company's markets during the periods indicated.


                          NET SALES BY MARKET CATEGORY
                             (DOLLARS IN THOUSANDS)


                                                                            YEAR ENDED MARCH 31,
                                                                ------------------------------------------------
          MARKETS                                                        1997                    1998
          -------                                               --------------------   -------------------------
Cellular and Wireless Telephony...........................      $11,500      81.6%       $ 9,832        76.9%
PCS/Two-Way Paging........................................          550       3.9            982         7.7
Custom and Other..........................................        2,041      14.5          1,972        15.4
                                                                -------     -----        -------       -----
  Total Net Sales.........................................      $14,091     100.0%       $12,786       100.0%
                                                                =======     =====        =======       =====


FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

    Net sales. Net sales for fiscal 1998 were $12.8 million compared to $14.1 million in fiscal 1997, a 9.3% decrease. The decrease in sales is attributable to lower unit prices and decreased volume due to increased competition. Cellular products contributed $9.5 million, or 74.1% of net sales in fiscal 1998 compared to $10.1 million, or 71.8% of sales in fiscal 1997. Sales of WLL products declined to $359,000, or 2.8% of net sales in fiscal 1998 from $1.4 million, or 9.8% of net sales in fiscal 1997. The Company believes that the difference in unit sales of WLL products is primarily the result of slower than expected customer development of foreign service areas, which in turn has caused postponement of expected purchases from the Company. Sales of PCS/Two-Way Paging products totaled $982,000, or 7.7% of net sales in fiscal 1998, compared to $551,000, or 3.9% of net sales in fiscal 1997. Custom and other sales were $2.0 million, or 15.4% of net sales in fiscal 1998 compared to $2.0 million, or 14.5% of net sales in 1997. Sales of custom and other products is expected to decline as a result of management's continued effort to focus its attention and resources on other wireless application opportunities and reduce its sales and marketing efforts in the custom and other sales segment of its business.

    Sales of products outside the United States represented approximately 5.3% and 42.4% of net sales during fiscal 1997 and 1998, respectively. Approximately 95.8% of international sales, or 40.6% of total sales in 1998 were to a single customer in Brazil. No assurance can be made concerning future orders from this customer.

    Gross profit. Gross profit for fiscal 1998 was $5.7 million, or 44.4% of net sales, compared to $7.2 million, or 51.1% of net sales, in fiscal 1997. The decrease is a result of lower average selling prices and gross margins for the Company's products resulting primarily from the highly competitive OEM market, intense competition among suppliers of equipment to service providers and pressures on cellular service providers from their customers to reduce costs. The Company expects that this pressure on selling prices will continue in fiscal 1999. Additionally, the Company made an extensive effort and incurred significant costs throughout fiscal 1998 to improve its manufacturing infrastructure in preparation for potential high volume orders.

    Selling, general and administrative costs. Selling, general and administrative costs for fiscal 1998 were $2.8 million, or 22.3% of net sales, compared to $2.5 million, or 18.0% of net sales, for fiscal 1997. Both the absolute dollar and percentage differences related principally to additional marketing and administrative headcount and its related expenses, increased travel expense associated with marketing products, increased outside consultant expenses and enhanced information systems. The Company believes continued investment in marketing and administration is necessary to compete profitably in the intensely competitive industry.

    Research and development costs. R & D costs for fiscal 1998 were $2.0 million, or 15.3% of net sales, compared to $1.5 million, or 10.7% of net sales, for the corresponding period in fiscal 1997. The increase was due primarily to increased labor and benefits costs and depreciation expense on increased levels of capital equipment. The Company's R & D effort in fiscal 1998 resulted in the introduction of new cellular, wireless and PCS/Two-Way Paging products.

    Legal expense related to stockholders' lawsuits. On March 19, 1998, the Company and certain of its current and former officers and directors were named as defendants in two purported class action lawsuits. In consultation with the Company's attorneys, management estimated that costs after potential insurance reimbursement associated with defending the Company would not exceed $150,000. Accordingly, the Company recorded a reserve against earnings to cover this exposure.

    Other income, net. Other income for fiscal 1998 increased to $353,000 compared to $208,000 for fiscal 1997. The increase was due to interest income generated from cash invested. The cash balances are a function of the net proceeds from the Company's public offering in December 1995 and from positive cash flow generated as a result of earnings offset by capital expenditures and changes in working capital.

    Provision for taxes. Provision for taxes for fiscal 1998 was approximately 35.8% of pretax income, less than the approximate statutory rate of 40%, due mainly to R & D credits and tax benefits associated with the exercise of employee stock options.

    Net income. For the reasons set forth above, the Company generated a net income in fiscal 1998 of $686,000, or 5.4% of net sales compared to $2.1 million, or 15.1% of net sales in fiscal 1997.

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


    In September 1997 the Company renegotiated its existing revolving bank line of credit. The amended agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5% at March 31, 1998) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1998, with interest at the bank's reference rate plus .75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1998. As of March 31, 1998, there were no borrowings outstanding under either facility. The Company was in compliance with the terms and covenants of the loan agreement as of March 31, 1998.

    At March 31, 1998 the Company had $8.6 million in cash and cash equivalents. The Company's operating activities provided cash of approximately $4.6 million in fiscal 1998 primarily as a result of income from operations and the liquidation of marketable securities. The Company's capital expenditures of $783,000 for fiscal 1998 were primarily for manufacturing test equipment, information system improvements and leasehold improvements.

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

    The Company experiences significant price competition and expects price competition in the sale of its products to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

    Sales of products outside the United States represented approximately 5.3% and 42.4% of net sales during fiscal 1997 and 1998, respectively. The Company is actively pursuing international customers, although no assurances can be given as to the degree of success of the Company's strategic plan. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivable collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

    The Company currently sells a majority of its product into the operator distribution channel to market. As a result, the Company receives periodic order forecasts from its major customers who have no obligation to purchase the forecasted amounts. Nonetheless, the Company maintains significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operation and financial condition.

    The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, in anticipation of the deployment of PCS, the Company is developing a line of amplifiers for PCS networks. The Company has developed several WLL products and has still more in development. The Company also is developing a second generation cellular multicarrier amplifier and anticipates other cellular product introductions in fiscal 1999, specifically the M150 unit. The M150 product, introduced in concept at the CTIA trade show in February 1998, is planned to be available for sale in the latter part of fiscal 1999. There can be no assurance that the development of the M150 will be successfully concluded, that type acceptance will be granted by the Federal Communications Commission, that the product will address the needs of customers for functionality and reliability and that a successful market introduction program will be carried out. There can be no assurance that the Company will manufacture such products at competitive prices in sufficient volumes. In the event the Company's PCS-based products are not timely developed or do not gain market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

    The Company uses computer software programs purchased from various independent vendors who may have written their programs using a two digit date field rather than a four digit field to define the applicable year. Such computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has identified Year 2000 Issues in certain software applications and is in the process of upgrading or replacing such applications with software which recognizes dates beyond December 31, 1999, thus addressing a substantial portion of the Year 2000 Issue that may impact the Company. The cost of this project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

ITEM 7.   FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                            ------
Report of Independent Public Accountants.................................................................       18

Balance Sheet as of March 31, 1998.......................................................................       19

Statements of Income for each of the two years ended March 31, 1998......................................
                                                                                                                20
Statements of Stockholders' Equity for each of the two years ended March 31, 1998........................
                                                                                                                21
Statements of Cash Flows for each of the two years ended March 31, 1998..................................
                                                                                                                22
Notes to Financial Statements............................................................................       23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AML Communications, Inc.:

    We have audited the accompanying balance sheet of AML Communications, Inc. (a Delaware corporation) as of March 31, 1998, and the related statements of income, stockholders' equity and cash flows for each of the two years ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 1998, and the results of its operations and its cash flows for each of the two years ended March 31, 1998, in conformity with generally accepted accounting principles.



                                  Arthur Andersen LLP

Los Angeles, California
May 5, 1998

                           AML COMMUNICATIONS, INC.

                                 BALANCE SHEET

                             AS OF MARCH 31, 1998



ASSETS
------
Current Assets:
  Cash and cash equivalents.................................................          $ 8,608,000
  Accounts receivable, net of allowance for doubtful accounts of $61,000....            1,628,000
  Inventories...............................................................            2,726,000
  Other current assets......................................................              152,000
                                                                                      -----------
     Total current assets...................................................           13,114,000


Property and Equipment, at cost.............................................            3,658,000
  Less--Accumulated depreciation and amortization...........................           (1,562,000)
                                                                                      -----------
                                                                                        2,096,000

Deferred Taxes..............................................................              349,000
Other Assets................................................................              120,000
                                                                                      -----------
                                                                                      $15,679,000
                                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable..........................................................          $   766,000
  Current portion of  capital lease obligations.............................               19,000
         Accrued expenses:
           Accrued payroll and payroll related expenses.....................              465,000
           Accrued commissions..............................................               93,000
           Other accrued expenses...........................................              395,000
  Income taxes payable......................................................              195,000
                                                                                      -----------
        Total current liabilities...........................................            1,933,000

Capital Lease Obligations, net of current portion...........................               38,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or
     outstanding............................................................                   --
  Common stock, $.01 par value:
     15,000,000 shares authorized;
     6,291,930 shares issued and outstanding................................               63,000
  Capital in excess of par value............................................            9,331,000
  Retained earnings.........................................................            4,314,000
                                                                                      -----------
       Total stockholders' equity...........................................           13,708,000
                                                                                      -----------
                                                                                      $15,679,000
                                                                                      ===========

       The accompanying notes are an integral part of this balance sheet.

                           AML COMMUNICATIONS, INC.

                             STATEMENTS OF INCOME

                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1998


                                                                       YEAR ENDED
                                                            ----------------------------------
                                                               MARCH 31,           MARCH 31,
                                                                 1997                1998
                                                            -------------         ------------
Net Sales.............................................        $14,091,000          $12,786,000
Cost of Goods Sold....................................          6,892,000            7,111,000
                                                              -----------          -----------
     Gross profit.....................................          7,199,000            5,675,000

Operating Expenses:
  Selling, general and administrative.................          2,534,000            2,848,000
  Research and development............................          1,510,000            1,962,000
  Legal expense related to stockholders' lawsuits.....                 --              150,000
                                                              -----------          -----------
                                                                4,044,000            4,960,000
                                                              -----------          -----------
     Operating income.................................          3,155,000              715,000

Other (Income) Expense:
  Interest income.....................................           (224,000)            (366,000)
  Interest expense....................................             28,000               16,000
  Other...............................................            (12,000)              (3,000)
                                                              -----------          -----------
                                                                 (208,000)            (353,000)
                                                              -----------          -----------

     Income before provision
       for income taxes...............................          3,363,000            1,068,000

Provision for Income Taxes............................          1,237,000              382,000
                                                              -----------          -----------

     Net income.......................................        $ 2,126,000          $   686,000
                                                              ===========          ===========


Basic Earnings Per Common Share.......................        $      0.36          $      0.11
                                                              ===========          ===========
Basic Weighted Average Number of Shares of
 Common Stock Outstanding.............................          5,913,000            6,213,000
                                                              ===========          ===========

 Diluted Earnings Per Common Share....................        $      0.34          $      0.11
                                                              ===========          ===========
 Diluted Weighted Average Number of Shares of
 Common Stock Outstanding.............................          6,295,000            6,332,000
                                                              ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1998




                                                        COMMON STOCK           CAPITAL IN
                                                        ------------           EXCESS OF       RETAINED
                                                     STOCK      AMOUNT         PAR VALUE       EARNINGS          TOTAL
                                                     -----      ------         ----------      --------          ------
Balance, March 31, 1996.........................    5,641,450   $57,000        $7,850,000     $1,502,000     $ 9,409,000

  Exercise of stock options.....................      440,740     4,000           345,000             --          349,000
  Tax benefit from exercise of stock options....           --        --           853,000             --          853,000
  Net income....................................           --        --                --      2,126,000        2,126,000
                                                    ---------   -------        ----------     ----------      -----------

Balance, March 31, 1997.........................    6,082,190    61,000         9,048,000      3,628,000       12,737,000

  Exercise of stock options.....................      209,740     2,000            86,000             --           88,000
  Tax benefit from exercise of stock options....           --        --           197,000             --          197,000
  Net income....................................           --        --                --        686,000          686,000
                                                    ---------   -------        ----------     ----------      -----------

Balance, March 31, 1998.........................    6,291,930   $63,000        $9,331,000     $4,314,000      $13,708,000
                                                    =========   =======        ==========     ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1998


                                                                            YEAR ENDED
                                                             --------------------------------------
                                                                    MARCH 31,         MARCH 31,
                                                                      1997              1998
                                                                      ----              ----
Cash Flows from Operating Activities:
  Net income..............................................        $ 2,126,000           $  686,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization........................            499,000              650,000
     Provision for losses on accounts receivable..........             13,000                   --
     Changes in assets and liabilities:
        Decrease (increase) in:
           Marketable securities..........................         (3,259,000)           3,259,000
           Accounts receivable............................           (374,000)             282,000
           Inventories....................................           (657,000)            (765,000)
           Deferred tax asset.............................           (225,000)             (17,000)
           Other assets...................................           (228,000)              80,000
        Increase (decrease) in:
           Accounts payable...............................            257,000              (91,000)
           Accrued expenses...............................            155,000              350,000
           Income taxes payable...........................            387,000              148,000
                                                                  -----------           ----------
           Net cash provided by (used in)
            operating activities..........................         (1,306,000)           4,582,000
                                                                  -----------           ----------
Cash Flows from Investing Activities:
  Proceeds from disposition of facility held for sale.....          1,300,000                   --
  Purchases of property and equipment.....................         (1,513,000)            (783,000)
                                                                  -----------           ----------
           Net cash used in investing activities..........           (213,000)            (783,000)
                                                                  -----------           ----------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options.................            349,000               88,000
  Principal payments on notes payable to
    stockholders and capital lease obligations............           (376,000)             (45,000)
                                                                  -----------           ----------
           Net cash provided by (used in)
            financing activities..........................            (27,000)              43,000
                                                                  -----------           ----------
Net Increase (Decrease) in Cash and Cash Equivalents......         (1,546,000)           3,842,000
Cash and Cash Equivalents, beginning of year..............          6,312,000            4,766,000
                                                                  -----------           ----------
Cash and Cash Equivalents, end of year....................        $ 4,766,000           $8,608,000
                                                                  ===========           ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest...........................................        $    28,000           $   16,000
                                                                  ===========           ==========
       Income taxes.......................................        $ 1,075,000           $   59,000
                                                                  ===========           ==========
  Non-cash transactions:
       Tax benefit related to exercise of employee
          stock options...................................        $   853,000           $  197,000
                                                                  ===========           ==========


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.  LINE OF BUSINESS

    AML Communications, Inc. (the "Company") designs and manufactures multi-carrier amplifiers, masthead amplifiers, and related products for the cellular, personal communication services ("PCS"), paging and other communication markets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Concentration of Cash

    The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 1998, the Company had cash and cash equivalent balances totaling $8,515,000 in financial institutions which were in excess of federally insured amounts.

    Credit Risk

    The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 1998, three customers comprised 55.6%, 13.5% and 10.6% of accounts receivable, respectively.

    During fiscal 1997, the Company had sales to four customers which represented 23%, 13%, 12% and 11% of net sales, respectively. During fiscal 1998, the Company had sales to two customers which represented 40.6% and 11.8% of net sales, respectively.

    The Company's customers are comprised primarily of cellular service providers and original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. However, the Company also had sales to customers in South America, Western Europe, Canada, Israel and Korea. During the fiscal years ended March 31, 1997 and March 31, 1998, international sales were $743,000, or 5.3% of net sales and $5.4 million, or 42.4% of net sales respectively. In fiscal year 1998, 95.8% of international sales were to a single customer in Brazil.

    Industry Risk

    The wireless communications equipment industry is highly competitive and is characterized by rapid technology change, new product development, product obsolescence, evolving industry standards and substantial price erosion over the life of a product. The Company continues to be subject to such risk.

    Revenue Recognition

    The Company recognizes revenue from product sales at the time of shipment. The following is a detail of net sales by category of market for each of the two years indicated:


                                                                                    YEAR ENDED
                                                                                     MARCH 31,
                                                              ---------------------------------------------------------
          MARKETS                                                       1997                       1998
          -------                                             ---------------------------------------------------------
Cellular and Wireless Telephony...........................    $11,500,000         81.6%    $ 9,832,000           76.9%
PCS/Two-Way Paging........................................        550,000          3.9         982,000            7.7
Custom and Other..........................................      2,041,000         14.5       1,972,000           15.4
                                                              -----------        -----     -----------          -----
  Total Net Sales.........................................    $14,091,000        100.0%    $12,786,000          100.0%
                                                              ===========        =====     ===========          =====

    Inventories

    Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:


                                      MARCH 31, 1998
                                      --------------
          Raw materials.............    $1,719,000
          Work in process...........       592,000
          Finished goods............       415,000
                                        ----------
                                        $2,726,000
                                        ==========

    Depreciation and Amortization

    Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

          Machinery and equipment................. 3 to 5 years
          Furniture and fixtures.................. 5 years
          Leasehold improvements.................. Life of lease

    The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

    Property and equipment consist of the following:

                                                          MARCH 31, 1998
                                                          --------------
          Machinery and equipment........................   $2,967,000
          Furniture and fixtures.........................      127,000
          Leasehold improvements.........................      564,000
                                                            ----------
                                                            $3,658,000
                                                            ==========

    Warranty and Customer Support

    The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

    Earnings Per Share

    Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). All earnings per share amounts for 1997 have been restated to reflect the adoption of SFAS No. 128.

    A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the two years ended March 31, 1998 follows:

                                                                                     YEAR ENDED MARCH 31,
                                                                                     -------------------
                                                                                    1997           1998
                                                                                 ------------   ------------
    Weighted average number of common shares outstanding - Basic............     5,913,000      6,213,000
    Dilutive effect of outstanding stock options............................       382,000        119,000
                                                                                 ---------      ---------
    Weighted average number of common shares outstanding - Diluted..........     6,295,000      6,332,000
                                                                                 =========      =========

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

    Accounting for Stock Option Based Compensation

    Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and complies with the pro forma disclosure requirements of the new standard. Adoption of SFAS 123 has not affected the Company's results of operations or financial position.

    New Authoritative Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not impact the Company's financial statements.

    In June 1997, the FASB issued Statement 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. SFAS 131 is effective for periods beginning after December 15, 1997. The adoption of SFAS 131 will not have a material impact on the Company's financial statements.

3.   DEBT AND LEASE COMMITMENTS

    Bank Line of Credit

    In September 1997, the Company renegotiated its existing revolving bank line of credit. The amended agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5% at March 31, 1998) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments starting on October 1, 1998, with interest at the bank's reference rate plus .75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1998. As of March 31, 1998, there were no borrowings outstanding under either facility. The Company was in compliance with the terms and covenants of the loan agreement as of March 31, 1998.

    Capital and Operating Lease Obligations

    Included in property and equipment is approximately $93,000 of equipment which is leased under a noncancellable lease accounted for as a capital lease which expires on November 30, 2000. The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2003. Total rent expense under these operating leases was approximately $148,000 and $172,000 during the years ended March 31, 1997 and 1998, respectively.

    Total minimum lease payments under the above leases are as follows:


                                                               Capital         Operating
                                                               Leases            Leases            Total
                                                           ---------------   --------------   ---------------
Year ending March 31,
     1999...............................................         $ 23,000          $173,000          $196,000
     2000...............................................           23,000           160,000           183,000
     2001...............................................           17,000           153,000           170,000
     2002...............................................               --           153,000           153,000
     2003...............................................               --           153,000           153,000
     Thereafter.........................................               --            13,000            13,000
                                                                 --------          --------          --------
                                                                   63,000          $805,000          $868,000
                                                                                   ========          ========
  Less--Amount representing interest (8.9% )............           (6,000)
                                                                 --------
  Present value of minimum lease payments...............           57,000
  Less--Current portion.................................          (19,000)
                                                                 --------
                                                                 $ 38,000
                                                                 ========

4.   Income Taxes

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

    The provision for income taxes for each of the years ended March 31, 1997 and 1998 consists of the following:

                                                              YEAR ENDED
                                             ---------------------------------------------
                                                 MARCH 31, 1997          MARCH 31, 1998
                                             --------------------      -------------------
Current:
  Federal.................................        $1,243,000                 $339,000
  State...................................           219,000                   60,000
                                                  ----------                 --------
                                                   1,462,000                  399,000
                                                  ----------                 --------
Deferred..................................          (225,000)                 (17,000)
                                                  ----------                 --------
Provision for income taxes................        $1,237,000                 $382,000
                                                  ==========                 ========

    Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 1997 and 1998 are as follows:

                                                       MARCH 31,                      MARCH 31,
                                                         1997                           1998
                                                ---------------------------   -----------------------
                                                AMOUNT           PERCENT        AMOUNT       PERCENT
                                                ----------       -------       -------       --------
Income tax at statutory federal rate......      $1,143,000        34%          $363,000        34%
State income taxes, net of federal
 income tax  tax effect...................         202,000         6             64,000         6
Effect of permanent differences...........         (57,000)       (2)             7,000         1
Research and development credit...........         (38,000)       (1)           (67,000)       (6)
Other.....................................         (13,000)        -             15,000         1
                                                ----------       ------        --------       -------
                                                $1,237,000        37%          $382,000        36%
                                                ==========       ======        ========       =======

    Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    A detail of the Company's deferred tax asset as of March 31, 1998 follows:


                                                                    MARCH 31, 1998
                                                                    --------------
     Inventory reserves......................................        $ 220,000
     Allowance for doubtful accounts.........................           17,000
     Accrued vacation........................................           43,000
     Accrued bonus...........................................          100,000
     Accrued warranty and customer support...................            9,000
     Other...................................................           97,000
     Depreciation............................................        (  48,000)
                                                                     ---------
                                                                       438,000
     Valuation allowance.....................................        (  89,000)
                                                                     ---------
                                                                     $ 349,000
                                                                     =========

5.   Stockholders' Equity

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


                                                                                                               WEIGHTED
                                                                                  NUMBER OF                    AVERAGE
                                                                                   SHARES                   EXERCISE PRICE
                                                                                  ---------                 --------------
Outstanding at March 31, 1996................................................     867,243                   $  .96

Granted......................................................................      74,577                    15.43
Exercised....................................................................    (440,740)                     .81
Canceled.....................................................................     (70,753)                    1.64
                                                                                 --------

Outstanding at March 31, 1997................................................     430,327                     3.50

Granted......................................................................     214,838                     5.02
Exercised....................................................................    (209,740)                     .42
Canceled.....................................................................     (92,043)                   10.80
                                                                                 --------

Outstanding at March 31, 1998................................................     343,382                   $ 4.39
                                                                                 ========


    The weighted average fair value for options granted during the year was $11.65 and $4.51 for fiscal 1997 and 1998, respectively.

    The number of common stock options available for grant as of each fiscal year were 225,518 for 1997 and 114,861 for 1998.

    Options outstanding at March 31, 1998 and related weighted average price and life information is as follows:


                                                       WEIGHTED              TOTAL
                                  TOTAL                AVERAGE              WEIGHTED                                    WEIGHTED
   RANGE OF                      OPTIONS             REMAINING LIFE         AVERAGE                OPTIONS              AVERAGE
 EXERCISE PRICES               OUTSTANDING               (YEARS)         EXERCISE PRICE           EXERCISABLE        EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------------
   $0.41 - $ 0.52                85,439                    .4                 $ 0.41                71,550                $ 0.41
   $0.60 - $ 0.82                15,992                   1.2                 $ 0.73                    --                    --
   $3.56 - $ 4.88                94,238                   3.0                 $ 3.98                 4,169                $ 3.56
   $5.44 - $ 8.06               127,713                   5.4                 $ 6.17                11,250                $ 6.67
  $12.33 - $15.75                20,000                   7.1                 $14.90                 5,000                $14.90
  ---------------               -------                   ---                 ------                ------                ------
  $ 0.41 - $15.75               343,382                   3.4                 $ 4.39                91,969                $ 2.11

    As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 governing the recognition of compensation expense from its Stock Incentive Plan. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plan, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                       1997        1998
                                       ----        ----
  Expected life (years)..............   10          10
  Dividend yield....................    --          --

    The interest rate range is 5.47% - 6.82% and the range for volatility is 98.9% - 102.9%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $224,000 and $439,000 in fiscal 1997 and 1998, respectively. This would result in a pro forma net income resulting from the increased compensation cost of $1,992,000, or $.32 per diluted share, and pro forma net income of $423,000, or $.07 per diluted share, in fiscal 1997 and 1998, respectively. The effect of stock-based compensation on net income for fiscal 1997 and 1998 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to fiscal 1997 is not considered.

    Warrants

    In connection with the initial public offering in December 1995, the Company sold the underwriters five-year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $6.40 per common share. As of March 31, 1998, all 150,000 warrants are outstanding and currently exercisable.

6.  EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no matching contribution for the years ended March 31, 1997 and 1998. However, for the years ended March 31, 1997 and 1998 the Board authorized $73,000 and $82,000 in discretionary contributions, respectively.

7.  LEGAL PROCEEDINGS

    The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Two purported class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The first lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No.
                  -------------------------------------------------
CIV 179776, was filed on March 19, 1998 in the Superior Court for the State of California (Ventura County) (the "State Action"). The second lawsuit, entitled

Ronny Sussman v. AML Communications, Inc., et al., Case No. 98-2010 CAS (Ex)
-------------------------------------------------
(C.D. Cal.), was filed on March 20, 1998 in the federal district court in Los Angeles, California (the "Federal Action"). The individual defendants named in both of the actions are Jacob Inbar (the Company's President, Chief Executive Officer and Chairman of the Board of Directors), Tiberiu Mazilu (the Company's Vice President of Custom Products and a member of the Board of Directors), Edwin
J. McAvoy (the Company's Vice President of Sales and Marketing and a member of the Board of Directors), Scott T. Behan (the Company's Vice President of New Product Development) and William E. Sheridan III (the Company's former Chief Financial Officer). While the Federal Action asserts claims under the federal securities laws and the State Action asserts claims under California's securities laws, the complaints are otherwise essentially identical. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal years 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

    In the State Action, the Company filed a motion to dismiss or stay all proceedings pending the resolution of the Federal Action, and alternatively moved for a protective order governing discovery in the State Action. On June 8,

1998, the Court granted the defendants' motion to stay all discovery in the State Action unless and until the stay of discovery is lifted in the Federal Action. However, defendants still have to respond to the State Action complaint and anticipate filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim, on or before July 23, 1998.

    In the Federal Action, pursuant to the Private Securities Litigation Reform Act of 1995, plaintiff's motion for the appointment of lead plaintiff and lead
counsel is scheduled to be heard on June 29, 1998.   The Company's response to
the complaint is due 45 days following the appointment of lead plaintiff and lead counsel. The Company anticipates filing a motion to dismiss the claim. The Company denies the material allegations in the complaints and intends to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company.

    The Company and its legal counsel are currently evaluating the claims. At this stage, it is not possible to predict the outcome or determine a range of possible losses, if any. The Company, its directors and officers deny the material allegations in the complaints and intend to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company's financial position or results of operations. During the year ended March 31, 1998, the Company recorded $150,000 as costs related to these lawsuits.


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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

    The Board of Directors consists of five directors divided into three classes serving staggered three-year terms. The following table sets forth certain information with respect to the executive officers and directors of the Company:



NAME                            AGE     POSITION                                                 TERM EXPIRES
----                            ---     --------                                                 ------------
Jacob Inbar                     49       President, Chief Executive Officer and Chairman
                                         of the Board                                            1998
Tiberiu Mazilu, Ph.D.           52       Vice President, Custom Products and Director            2000
Edwin J. McAvoy                 54       Vice President, Sales and Marketing and Director        1999
Scott T. Behan                  36       Vice President, New Product Development                  --
Daniel L. Gerlach               37       Vice President, Engineering                              --
Kirk A. Waldron                 35       Vice President, Finance, Chief Financial Officer, and
                                         Chief Operating Officer                                  --
David A. Derby                  57       Director                                                2000
Richard W. Flatow               57       Director                                                1999

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

    SCOTT T. BEHAN has been with the Company since 1987, and since February 1996 has served as Vice President, New Product Development. Mr. Behan also served as Vice President, Engineering from November 1994 to February 1996. Mr. Behan is a member of the Board of Directors Interactive Buyers Network International, Ltd. ("IBNL"). IBNL operates a business-to-business electronic commerce network. Mr. Behan holds a B.S. in Electrical Engineering from Worcester Polytechnic Institute.

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

    KIRK A. WALDRON, a Certified Public Accountant, has served as the Company's Vice President, Finance and Chief Financial Officer since December 1996 and as Chief Operating Officer since February 1998. Prior to joining the Company, Mr. Waldron was Chief Financial Officer of Dynamotion/ATI Corp., a publicly held manufacturer of precision drilling equipment, from 1994 to 1996, and Controller for Acme Holdings, Inc., a privately held equipment rental company, from 1991 to 1994. Mr. Waldron holds a B.S. in Business Administration with an emphasis in Accounting, from the University of Southern California.

    DAVID A. DERBY has been a Director of the Company since December 1995, and has been President, Chief Executive Officer and a director of Datron Systems Incorporated, a manufacturer of radio and satellite communication systems and products, since May 1982. In April 1998 Mr. Derby was elected Chairman of the Board of Datron Systems Incorporated.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose in this annual report on Form 10-KSB any non-compliance with those requirements during the fiscal year ended March 31, 1998. Based solely upon a review of reports delivered to the Company for fiscal 1998, all Section 16(a) filing requirements were satisfied.

ITEM 10.   EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on August 25, 1998.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

    Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1998 Annual Meeting of the Stockholders to be held on August 25, 1998.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not Applicable.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)  The following are attached as Exhibits to this Form 10-KSB:

  3.1   Articles of Incorporation*
  3.2   Bylaws*
 10.1   AML Communications, Inc. Stock Incentive Plan*
 10.2   Form of Incentive Stock Option Agreement*
 10.3   Form of Non-employee Director Incentive Stock Option Agreement*
 10.4 Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.*+
 10.5 Stock Option Agreement, dated December 15, 1995, between the Company and David A. Derby.+
 10.6 Stock Option Agreement, dated August 28, 1996, between the Company and David A. Derby.+
 10.7 Stock Option Agreement, dated December 15, 1995, between the Company and Richard W. Flatow.+
 10.8 Stock Option Agreement, dated August 28, 1996, between the Company and Richard W. Flatow.+
 10.9 Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Daniel L. Gerlach.+
 10.10 Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.+
 10.11  Form of Indemnity Agreement*
 10.12 Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership**
 10.13 Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership***
 10.14 Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings Association ****
 10.15 Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings Association****
 10.16 Amendment No. 1 dated September 2, 1997 to Business Loan Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association*****
 23.1   Consent of Arthur Andersen, LLP
 27     Financial Data Schedule
* Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference
** Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996, and incorporated herein by reference
*** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference
**** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996
***** Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1997
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

(b) The Company did not file any current reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:       /s/ Jacob Inbar                Dated:      June 25, 1998
     ----------------------------                 ----------------
         Jacob Inbar
     President, Chief Executive Officer
     and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                   Date
-------------------------------   -----------------------------   -------------

        /s/  Jacob Inbar          President, Chief Executive      June 25, 1998
-------------------------------   Officer, Chairman of the        -------------
       Jacob Inbar                Board (Principal Executive
                                  Officer)

       /s/  Kirk A. Waldron       Vice President, Finance,        June 25, 1998
-------------------------------   Chief Financial Officer, and    -------------
      Kirk A. Waldron             Chief Operating Officer
                                  (Principal Accounting
                                  Officer)

        /s/  Tiberiu Mazilu       Director                        June 25, 1998
-------------------------------                                   -------------
     Tiberiu Mazilu, Ph.D.

       /s/ Edwin J. McAvoy        Director                        June 25, 1998
-------------------------------                                   -------------
     Edwin J. McAvoy

      /s/  David A. Derby         Director                        June 25, 1998
-------------------------------                                   -------------
     David A. Derby

      /s/  Richard W. Flatow      Director                        June 25, 1998
-------------------------------                                   -------------
    Richard W. Flatow