Form 10QSB
period 1998-06-30
AML COMMUNICATIONS INC
filed 1998-08-14
CIK 1003640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:  June 30, 1998 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:    0-27252

                            AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)

              Delaware                              77-0130894
    -------------------------------             -------------------
    (State or Other jurisdiction of               (IRS Employer
    incorporation or organization)              Identification No.)

     1000 Avenida Acaso
     Camarillo, California                              93012
     ---------------------                              -----
(Address of principal executive offices)              (Zip Code)


                                 (805) 388-1345
                         ----------------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No ___
                                   ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  July 31, 1998:    6,297,414

Transitional Small Business Disclosure Format: Yes       No  X
                                                   ---      ---
Number of pages in this Form 10-QSB     14
                                        --

                            AML COMMUNICATIONS, INC.

                                     INDEX

                                                                           PAGE
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Statements of Income for the three month periods ended          3
             June 30, 1998 and June 30, 1997

             Balance Sheets at June 30, 1998 and March 31, 1998              4

             Statements of Cash Flows for the three month periods ended      5
             June 30, 1998 and June 30, 1997

             Notes to the Financial Statements                               6

Item 2.      Management's Discussion and Analysis of                         9
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                              14

Item 6.      Exhibits and Reports on Form 8-K                               14

             SIGNATURES                                                     15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            AML COMMUNICATIONS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                    -----------------------------------------------
                                                                         JUNE 30, 1998              JUNE 30, 1997
                                                                    --------------------       --------------------

Net sales                                                                     $3,058,000                 $2,515,000
Cost of goods sold                                                             1,779,000                  1,270,000
                                                                              ----------                 ----------
     Gross profit                                                              1,279,000                  1,245,000
                                                                              ----------                 ----------
Operating expenses:
     Selling, general and administrative                                         695,000                    663,000
     Research and development                                                    512,000                    483,000
                                                                              ----------                 ----------
                                                                               1,207,000                  1,146,000
                                                                              ----------                 ----------
Operating income                                                                  72,000                     99,000
     Other income, net                                                          (108,000)                   (80,000
Income before provision for                                                   ----------                 ----------
      income taxes                                                               180,000                    179,000
Provision for income taxes                                                        65,000                     66,000
                                                                              ----------                 ----------

Net income                                                                    $  115,000                 $  113,000
                                                                              ==========                 ==========

Basic earnings per common share                                                    $0.02                      $0.02
                                                                              ==========                 ==========
Basic weighted average number of shares of
    common stock outstanding                                                   6,297,000                  6,112,000
                                                                              ==========                 ==========


Diluted earnings per common share                                             $     0.02                 $     0.02
                                                                              ==========                 ==========
Diluted weighted average number of shares of
    common stock outstanding                                                   6,355,000                  6,419,000
                                                                              ==========                 ==========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                BALANCE SHEETS

                                                                                            JUNE 30,                  MARCH 31,
                                                                                              1998                       1998
                                                                                    --------------------       --------------------
                                                                                          (UNAUDITED)                 (AUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                                  $ 8,392,000                $ 8,608,000
  Accounts receivable, net of allowance for doubtful accounts of
       $61,000 at June 30, 1998 and  March 31, 1998                                            1,781,000                  1,628,000
  Inventories                                                                                  2,615,000                  2,726,000
  Other current assets                                                                           176,000                    152,000
                                                                                             -----------                -----------
     Total current assets                                                                     12,964,000                 13,114,000
                                                                                             -----------                -----------
Property and Equipment:
  Machinery and equipment                                                                      3,299,000                  2,967,000
  Furniture and fixtures                                                                         127,000                    127,000
  Leasehold improvements                                                                         565,000                    564,000
                                                                                             -----------                -----------
                                                                                               3,991,000                  3,658,000
  Less - Accumulated depreciation and amortization                                            (1,758,000)                (1,562,000)
                                                                                             -----------                -----------
                                                                                               2,233,000                  2,096,000

Deferred Taxes                                                                                   349,000                    349,000
Other Assets                                                                                     120,000                    120,000
                                                                                             -----------                -----------
                                                                                             $15,666,000                $15,679,000
                                                                                             ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                           $   917,000                $   766,000
  Accrued expenses                                                                               842,000                    953,000
  Income taxes payable                                                                            30,000                    195,000
  Current portion of capital lease obligations                                                    19,000                     19,000
                                                                                             -----------                -----------
       Total current liabilities                                                               1,808,000                  1,933,000
                                                                                             -----------                -----------


Capital Lease Obligations, net of current portion                                                 32,000                     38,000
                                                                                             -----------                -----------

Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                                      -                          -
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,297,414 shares issued
       and outstanding at June 30, 1998 and 6,291,930 shares issued and
        outstanding at March 31, 1998                                                             63,000                     63,000
  Capital in excess of par value                                                               9,334,000                  9,331,000
  Retained earnings                                                                            4,429,000                  4,314,000
                                                                                             -----------                -----------
                                                                                              13,826,000                 13,708,000
                                                                                             -----------                -----------
                                                                                             $15,666,000                $15,679,000
                                                                                             ===========                ===========

      The accompanying notes are an integral part of these balance sheets.

                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                              -------------------------------------------------
                                                                      JUNE 30,                     JUNE 30,
                                                                        1998                         1997
                                                              ---------------------        --------------------
Cash Flows from Operating Activities:
  Net income                                                             $  115,000                  $  113,000
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
       Depreciation and amortization                                        196,000                     143,000
       Provision for losses on accounts receivable                                -                     197,000
       Changes in assets and liabilities:
          Decrease (increase) in:
            Marketable securities                                                 -                    (193,000)
            Accounts receivable                                            (153,000)                   (251,000)
            Inventories                                                     111,000                     118,000
            Other assets                                                    (24,000)                     55,000
          Increase (decrease) in:
            Accounts payable                                                151,000                    (213,000)
            Accrued expenses                                               (111,000)                   (187,000)
            Income taxes payable                                           (165,000)                     66,000
                                                                         ----------                  ----------
Net cash provided by (used in) operating activities                         120,000                    (152,000)
                                                                         ----------                  ----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                      (333,000)                    (70,000)
                                                                         ----------                  ----------
Net cash used in investing activities                                      (333,000)                    (70,000)
                                                                         ----------                  ----------
Cash Flows from Financing Activities:
  Exercise of stock options                                                   3,000                      34,000
  Principal payments on noncurrent capital lease obligations                 (6,000)                    (10,000)
                                                                         ----------                  ----------
Net cash provided by (used in) financing activities                          (3,000)                     24,000
                                                                         ----------                  ----------
Net Increase (Decrease) in Cash and Cash Equivalents                       (216,000)                   (198,000)
Cash and Cash Equivalents, beginning of period                            8,608,000                   4,766,000
                                                                         ----------                  ----------
Cash and Cash Equivalents, end of period                                 $8,392,000                  $4,568,000
                                                                         ==========                  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                            $    2,000                  $    2,000
                                                                         ==========                  ==========
     Income taxes                                                        $  190,000                  $        -
                                                                         ==========                  ==========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     AML Communications, Inc. (the "Company") designs and manufactures multi-carrier amplifiers, and related products for the cellular, personal communication services ("PCS"), paging and other communication markets.

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1998 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

2.   EARNINGS PER SHARE

     Earnings per share calculations are in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings per share for the first quarter of fiscal 1998 has been restated to reflect the adoption of SFAS No. 128 .

3.   NEW AUTHORITATIVE PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. For the first quarter ended June 30, 1998 the Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 does not have a material impact on the presentation of the Company's financial statements.



4.  INVENTORIES

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                June 30, 1998            March 31, 1998
                               ----------------        ------------------
                                 (Unaudited)               (Audited)
Raw materials                       $1,656,000                $1,719,000
Work-in-process                        676,000                   592,000
Finished goods                         283,000                   415,000
                                    ----------                ----------
                                    $2,615,000                $2,726,000
                                    ==========                ==========


5.   LEGAL PROCEEDINGS

     As described in the Company's Form 10-KSB dated June 30, 1998, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the action pending in federal court, entitled Ronny Sussman v. AML
                                                      --------------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. Plaintiffs have informed defendants and the court that they intend to file an amended complaint in that action on or before September 3, 1998. Pursuant to stipulation, the Company's response to the amended complaint will be due within forty-five (45) days after its filing. The Company intends to respond by filing a motion to dismiss the case. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim.

     With respect to the action pending in state court, entitled Ronny Sussman
                                                                 -------------
v. AML Communications, Inc. et al., Case No. CIV 179776 (Ventura County), all
----------------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2. MANAGMEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, factors set forth in "Additional Factors That May Affect Future Results" and other risks detailed in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net sales. Net sales for the first quarter of fiscal 1999 were $3.1 million compared to net sales of $2.5 million in the first quarter of fiscal 1998, a 24.0% increase. The increase in net sales is largely attributable to an increase in sales of the Company's PCS/Paging products, which contributed $864,000, or 28.3% of net sales, for the first quarter of fiscal 1999, compared to $104,000, or 4.1% of net sales, for the first quarter of fiscal 1998. Sales of cellular products were $1.7 million, or 56.1% of net sales, for the first quarter of fiscal 1999, compared to $1.4 million, or 57.2% of net sales, for the first quarter of fiscal 1998. Sales of Wireless Local Loop ("WLL") products contributed $220,000, or 7.1% of net sales, during the first quarter of fiscal 1999, compared to $144,000, or 5.8% of net sales, during the first quarter of fiscal 1998. Sales of Custom products for the first quarter of fiscal 1999 was $258,000, or 8.3% of net sales, compared to $320,000, or 12.8% of net sales, in the first quarter of fiscal 1998. Sales of Custom products is expected to continue to decline as a result of management's ongoing effort to focus its attention and resources on other wireless application opportunities and reduce its sales and marketing efforts in the Custom sales segment of the Company's business.

     During the first quarter of fiscal 1998, the Company reported revenue of $508,000, or 20.3% of net sales, from sales of amplifiers used in the Low Earth Orbit ("LEO") satellite network. The LEO satellite network is designed to provide high-speed digital communication worldwide through earth gateways. The Company has not reported revenue from this market since the first quarter of fiscal 1998, although the Company recently announced that it has received an order for approximately $600,000 of satellite gateway amplifiers to be shipped during the latter half of fiscal 1999.

     Gross profit. Gross profit for the first quarter of fiscal 1999 was $1.3 million, or 41.9% of net sales, compared to $1.2 million, or 48.0% of net sales, for the first quarter of fiscal 1998. Cellular production costs increased to $1.6 million, or 51.6% of net sales, for the first quarter of fiscal 1999 compared to $1.1 million, or 44.0% of net sales, for the first quarter of fiscal 1998. The Company believes the average selling prices of and gross margins for its current products has declined as a result of the highly competitive OEM market, intense competition among suppliers of equipment to service providers and pressures on cellular service providers from their customers to reduce costs, as well as changes in the Company's product mix. The Company expects that this pressure on selling prices for its current products will continue in fiscal 1999.

     Selling, general and administrative costs. Selling, general and administrative costs for the first quarter of fiscal 1999 were $695,000, or 22.4% of net sales, compared to $663,000, or 26.5% of net sales, for the first quarter of fiscal 1998. The increase is primarily due to additional marketing and administrative headcount and its related expenses, higher commission rates for outside sales representatives and enhanced information system costs. The Company believes continued investment in sales and marketing is necessary to promote the Company's products due to the intensely competitive nature of the industry.

     Research and development costs. Research and development costs for the first quarter of fiscal 1999 were $512,000, or 16.5% of net sales, compared to $483,000, or 19.3% of net sales, for the first quarter of fiscal 1998. The increase is primarily due to employment of additional technical staff, outside engineering consulting and increased material costs required to design and develop new products for the cellular, PCS and paging communications markets. The Company announced in concept its M150 amplifier at the CTIA trade show in February, 1998, and continues to expend research and development resources on the final development of the product. The Company expects to begin shipping this product in the latter half of fiscal 1999.

     Other income, net. Other income for the first quarter of fiscal 1999 was $108,000 compared to $80,000 for the first quarter of fiscal 1998. The increase is due mainly to an increase in interest income as a result of higher interest rates and higher average invested funds.

     Provision for taxes. For the first quarter of fiscal 1999, the Company's provision for income taxes was $65,000, an effective tax rate of approximately 36%, compared to $66,000, an effective tax rate of approximately 37%, for the first quarter of fiscal 1998. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options.

     Net income. For the reasons set forth above, the Company generated net income in the first quarter of fiscal 1999 of $115,000, or 3.7% of net sales, compared to $113,000, or 4.5% of net sales, in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering also continue to be used to maintain increased inventory and working capital balances to support higher operating levels.


     In September 1997 the Company renegotiated its existing revolving bank line of credit. The amended agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (8.5% at June 30, 1998) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are in 47 equal monthly installments beginning October 1, 1998, with interest at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1998.
As of June 30, 1998, there were no borrowings outstanding under either facility. The Company was in compliance with the terms and covenants of the loan agreement as of June 30, 1998.

     At June 30, 1998 the Company had $8.4 million in cash and cash equivalents. The Company's operating activities provided cash of approximately $120,000 for the three months ended June 30, 1998 primarily as a result of income from operations, decreases in inventories and increases in accounts payable offset by increases in accounts receivable and decreases in accrued expenses and income taxes payable. The Company's capital expenditures of $333,000 for the three months ended June 30, 1998 were primarily for manufacturing test equipment and information system improvements.

     On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. Had the stock buyback program been implemented in the first the quarter of fiscal 1999, there would have been no material change in earnings per share.

     The Company believes that the net proceeds from the initial public offering, together with cash provided by operations and available under the bank line of credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

YEAR 2000 COMPLIANCE ISSUE
--------------------------

     The Company uses computer software programs purchased from various independent vendors who may have written their programs using a two digit date field rather than a four digit date field to define the applicable year. Such computer programs which utilize a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has identified Year 2000 Issues in certain of its software applications and is in the process of upgrading or replacing such applications with software which recognizes dates beyond December 31, 1999, thus addressing a substantial portion of the Year 2000 Issue that may impact the Company. The Company is also in the process of contacting its key customers, suppliers and other third parties for any impact the Year 2000 Issue may have on their information systems which could then impact the Company. Failure of key customers or suppliers to be Year 2000 compliant could have a material adverse effect on the Company's operations. The cost of this project is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

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

     The Company believes that international sales may account for a significant percentage of future sales. To the extent that foreign sales are recognized, the Company may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has identified potential new customers serving new markets in developing countries. The Company's WLL products offer a viable alternative to the construction of a wireline infrastructure in such areas. To the extent that the Company's customers delay development of wireless communications networks and technology continues to evolve, the Company may face a material adverse effect on business, results of operations and financial condition.

     The Company has evaluated the credit exposure associated with conducting business with foreign customers and has concluded that such risk is acceptable. Nevertheless, any significant change in the economy or a deterioration of United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company experiences significant price competition and expects price competition in the sale of its products to remain intense. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

     The Company currently sells a majority of its product into the operator channel to market. As a result, the Company receives periodic order forecasts from its major customers who have no obligation to purchase the forecasted amounts. Nevertheless, the Company maintains significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In the event the Company's newly developed products are not timely developed or do not gain market acceptance, the Company's business, results of operations and financial condition could be materially adversely affected.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As described in the Company's Form 10-KSB dated June 30, 1998, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the action pending in federal court, entitled Ronny Sussman v. AML
                                                      --------------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. Plaintiffs have informed defendants and the court that they intend to file an amended complaint in that action on or before September 3, 1998. Pursuant to stipulation, the Company's response to the amended complaint will be due within forty-five (45) days after its filing. The Company intends to respond by filing a motion to dismiss the case. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim.

     With respect to the action pending in state court, entitled Ronny Sussman
                                                                 -------------
v. AML Communications, Inc. et al., Case No. CIV 179776 (Ventura County), all
----------------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)       Exhibits

               27      Financial Data Schedule

(b)       Reports on Form 8-K

               The Company filed no current Reports on Form 8-K during the quarter ended June 30, 1998.

               Subsequent to the end of the first quarter of fiscal 1999, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. Had the stock buyback program been implemented in the first quarter of fiscal 1999, there would have been no material change in earnings per share.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AML Communications, Inc.



Date:  August 14, 1998             /s/Kirk A. Waldron
                                   ------------------
                                   Kirk A. Waldron
                                   Vice President, Finance,
                                   Chief Financial Officer and
                                   Chief Operating Officer
                                   (Principal Accounting Officer)