Form 10QSB
period 1998-09-30
AML COMMUNICATIONS INC
filed 1998-11-17
CIK 1003640

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-
     OF 1934

For the quarterly period ended:  September 30, 1998

-   TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission File Number:    0-27252

                           AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)


     Delaware                                                      77-0130894
-------------------------------                                  -------------
(State or Other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

     1000 Avenida Acaso
     Camarillo, California                                          93012
     ---------------------                                          -----
(Address of principal executive offices)                         (Zip Code)


                                (805) 388-1345
                       -----------------------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No ___
                                     -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock Outstanding as of  October 31, 1998:       6,358,180

Transitional Small Business Disclosure Format: Yes __   No X
                                                           -
Number of pages in this Form 10-QSB 14
                                    --

                           AML COMMUNICATIONS, INC.

                                     INDEX

PART I     FINANCIAL INFORMATION                                                PAGE
Item 1.    Financial Statements (unaudited)

           Statements of Operations for the three months and six months ended     3
           September 30, 1998 and September 30, 1997

           Balance Sheets at September 30, 1998 and March 31, 1998                4

           Statements of Cash Flows for the six months ended                      5
           September 30, 1998 and September 30, 1997

           Notes to the Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of                                9
           Financial Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                     16

Item 4.    Submission of Matters to a Vote of Security Holders                   16

Item 6.    Exhibits and Reports on Form 8-K                                      17

           SIGNATURES                                                            18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          Three Months Ended                         Six Months Ended
                                               ----------------------------------------   --------------------------------------
                                                 September 30,         September 30,        September 30,        September 30,
                                                     1998                  1997                 1998                 1997
                                               -----------------   --------------------   -----------------    -----------------
Net sales                                       $      1,590,000    $         2,805,000   $      4,648,000     $       5,320,000
Cost of goods sold                                     1,098,000              1,594,000          2,877,000             2,864,000
                                               -----------------   --------------------   ----------------     -----------------
Gross profit                                             492,000              1,211,000          1,771,000             2,456,000

Operating expenses:
    Selling, general & administrative                    681,000                619,000          1,376,000             1,282,000
    Research and development                             777,000                474,000          1,289,000               957,000
                                               -----------------   --------------------   ----------------     -----------------

Operating income (loss)                                 (966,000)               118,000           (894,000)              217,000
    Other (income), net                                 (112,000)               (78,000)          (220,000)             (158,000)
                                               -----------------   --------------------   ----------------     -----------------
Income (loss) before provision for                      (854,000)               196,000           (674,000)              375,000
    income taxes
Benefit / provision for income taxes                    (304,000)                73,000           (239,000)              139,000
                                               -----------------   --------------------   ----------------     -----------------

Net income (loss)                               $       (550,000)   $           123,000   $       (435,000)    $         236,000
                                               =================   ====================   ================     =================

Basic earnings (loss) per share                 $          (0.09)   $              0.02   $          (0.07)    $            0.04
                                               =================   ====================   ================     =================
Basic weighted average number of shares of
    common stock outstanding                           6,270,000              6,199,000          6,284,000             6,156,000
                                               =================   ====================   ================     =================

Diluted earnings (loss) per share                         $(0.09)   $              0.02   $          (0.07)    $            0.04
                                               =================   ====================   ================     =================
Diluted weighted average number of shares of
    common stock outstanding                           6,270,000              6,330,000          6,284,000             6,302,000
                                               =================   ====================   ================     =================

  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.

                                BALANCE SHEETS


                                                                                         SEPTEMBER 30,              MARCH 31,
                                                                                             1998                     1998
                                                                                    -------------------      -------------------
                                                                                         (UNAUDITED)               (AUDITED)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                                $ 7,532,000              $ 8,608,000
   Accounts receivable, net of allowance for doubtful accounts of
     $61,000 at September 30, 1998 and  March 31, 1998                                        1,430,000                1,628,000
   Inventories                                                                                2,561,000                2,511,000
   Other current assets                                                                         462,000                  367,000
   Income taxes receivable                                                                      114,000                        -
                                                                                    -------------------      -------------------
     Total current assets                                                                    12,099,000               13,114,000

Property and Equipment:
   Machinery and equipment                                                                    3,400,000                2,967,000
   Furniture and fixtures                                                                       127,000                  127,000
   Leasehold improvements                                                                       565,000                  564,000
                                                                                    -------------------      -------------------
                                                                                              4,092,000                3,658,000
   Less - Accumulated depreciation and amortization                                          (1,933,000)              (1,562,000)
                                                                                    -------------------      -------------------
                                                                                              2,159,000                2,096,000

Deferred Taxes                                                                                  349,000                  349,000
Other Assets                                                                                    121,000                  120,000
                                                                                    -------------------      -------------------
                                                                                            $14,728,000              $15,679,000
                                                                                    ===================      ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                                         $   762,000              $   766,000
   Accrued expenses                                                                             762,000                  953,000
   Income taxes payable                                                                               -                  195,000
   Current portion of capital lease obligations                                                  20,000                   19,000
                                                                                    -------------------      -------------------

     Total current liabilities                                                                1,544,000                1,933,000

Capital Lease Obligations, net of current portion                                                27,000                   38,000

Stockholders' Equity:
   Preferred stock, $.01 par value:
       1,000,000 shares authorized; no shares issued or outstanding                                   -                        -
   Common stock, $.01 par value:
       15,000,000 shares authorized; 6,297,114 shares issued
          and outstanding at September 30, 1998 and 6,291,930 shares issued and
          outstanding at March 31, 1998                                                          63,000                   63,000

   Capital in excess of par value                                                             9,334,000                9,331,000
   Less treasury stock: 51,700 shares, at cost                                                 (119,000)                       -
   Retained earnings                                                                          3,879,000                4,314,000
                                                                                    -------------------      -------------------
                                                                                             13,157,000               13,708,000
                                                                                    -------------------      -------------------
                                                                                            $14,728,000              $15,679,000
                                                                                    ===================      ===================


     The accompanying notes are an integral part of these balance sheets.

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                            ---------------------------------------
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                   1998                   1997
                                                            ------------------     ----------------
Cash Flows from Operating Activities:
 Net income (loss)                                                 $ (435,000)         $   236,000
 Adjustments to reconcile net income
   to net cash used in operating activities:
    Depreciation and amortization                                     370,000              300,000
    Changes in assets and liabilities:
     Decrease (increase) in:
      Marketable securities                                                 -           (4,456,000)
      Accounts receivable                                             198,000             (290,000)
      Inventories                                                     (50,000)            (188,000)
      Income tax receivable                                          (114,000)                   -
      Other assets                                                    (95,000)              61,000
     Increase (decrease) in:
      Accounts payable                                                 (4,000)             227,000
      Accrued expenses                                               (191,000)            (237,000)
      Income taxes payable                                           (195,000)             139,000
                                                            ------------------     ----------------
Net cash used in operating activities                                (516,000)          (4,208,000)
                                                            ------------------     ----------------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                 (434,000)            (294,000)
                                                            ------------------     ----------------
Net cash used in investing activities                                (434,000)            (294,000)
                                                            ------------------     ----------------

Cash Flows from Financing Activities:
 Treasury stock repurchase                                           (119,000)                   -
 Proceeds from exercise of stock options                                3,000               56,000
 Principal payments on  capital lease obligations                     (10,000)             (20,000)
                                                            ------------------     ----------------
Net cash provided by (used in) financing activities                  (126,000)              36,000
                                                            ------------------     ----------------
Net decrease in Cash and Cash Equivalents                          (1,076,000)          (4,466,000)
Cash and Cash Equivalents, beginning of period                      8,608,000            4,766,000
                                                            ------------------     ----------------
Cash and Cash Equivalents, end of period                          $ 7,532,000          $   300,000
                                                            ==================     ================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                        $     3,000          $     4,000
                                                            ==================     ================
  Income taxes                                                    $   230,000          $         -
                                                            ==================     ================



  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

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

2.   EARNINGS (LOSS) PER SHARE

     Earnings per share calculations are in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Accordingly, "basic" earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings (loss) per share for the three and six months ended September 30, 1997 have been restated to reflect the adoption of SFAS No. 128.

3.   NEW AUTHORITATIVE PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. For the six months ended September 30, 1998 the Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. SFAS 131 will be effective in the fourth quarter of fiscal 1999. The adoption of SFAS 131 will not have a material impact on the presentation of the Company's financial statements.

4.   INVENTORIES

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        September 30, 1998        March 31, 1998
                                                        ------------------      ------------------
                                                           (Unaudited)              (Audited)
                    Raw materials                              $1,648,000              $1,719,000
                    Work-in-process                               618,000                 592,000
                    Finished goods                                295,000                 200,000
                                                               ----------              ----------
                                                               $2,561,000              $2,511,000
                                                               ==========              ==========

5.   LEGAL PROCEEDINGS

     As described in the Company's Form 10-KSB dated March 31, 1998, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the action pending in federal court, entitled Sussman v. AML
                                                      --------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint in that action. On October 14, 1998, the Company responded to the amended complaint by filing a motion to dismiss the case. Plaintiffs' opposition to the motion is due on December 3, 1998. The motion is scheduled to be heard by the court on January 25, 1999. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim.

     With respect to the action pending in state court, entitled Sussman v. AML
                                                                 --------------
Communications, Inc. et al., Case No. CIV 179776 (Ventura County), all
---------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim. It is management's opinion that the lawsuit and subsequent claims are without merit. Management intends to vigorously defend its position.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

6.   STOCKHOLDERS' EQUITY


     In August, 1998 the Company's board of directors authorized the purchase of up to 400,000 shares of the Company's common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. As of September 30, 1998, 51,700 shares have been repurchased at an aggregate cost of $119,000.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales. Net sales for the second quarter of fiscal 1999 were $1.6 million compared to net sales of $2.8 million in the second quarter of fiscal 1998, a 42.9% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's cellular products, which contributed $453,000, or 28.5% of net sales, for the second quarter of fiscal 1999, compared to $2.1 million, or 76.4% of net sales, for the second quarter of fiscal 1998. The decrease in sales of cellular products was largely due to a decrease in demand from cellular system operators. Sales of Personal Communication Services
(PCS) and Wireless Local Loop (WLL) products increased to $802,000, or 50.4% of net sales, for the second quarter of fiscal 1999, compared to $61,000, or 2.2%
of net sales, for the second quarter of fiscal 1998.   Sales of Custom products
for the second quarter of fiscal 1999 was $335,000, or 21.1% of net sales, compared to $601,000, or 21.4% of net sales, in the second quarter of fiscal 1998. Sales of Custom products are expected to continue to decline as a result of management's ongoing effort to focus its attention and resources on other wireless application opportunities and reduce its sales and marketing efforts in the Custom sales segment of the Company's business.

     Gross profit. Gross profit for the second quarter of fiscal 1999 was $492,000, or 30.9% of net sales, compared to $1.2 million, or 43.2% of net sales, for the second quarter of fiscal 1998. Production costs increased to 69.1% of net sales for the second quarter of fiscal 1999 compared to 56.8% of net sales for the second quarter of fiscal 1998. Gross profit declined as a result of insufficient absorption of overhead infrastructure fixed costs at the lower shipment volume levels as well as declining average sales prices.

     Selling, general and administrative costs. Selling, general and administrative costs for the second quarter of fiscal 1999 were $681,000, or 42.8% of net sales, compared to $619,000, or 22.1% of net sales, for the second quarter of fiscal 1998. The increase can be attributable to higher commission rates for outside sales representatives and an increase in trade show costs. The Company believes its current sales and marketing infrastructure is adequate to support the promotion of the Company's current and new products.

     Research and development costs. Research and development costs for the second quarter of fiscal 1999 were $777,000, or 48.9% of net sales, compared to $474,000, or 16.9% of net sales, for the second quarter of fiscal 1998. The increase is primarily due to employment of additional technical staff, additional increase in material costs, and depreciation on purchases of test equipment required to design and develop new products for the cellular and WLL markets. A number of these products are in the prototype/pre-production phase and the Company expects to continue to incur a high level of expenses compared to the prior year.

     Other income, net. Other income for the second quarter of fiscal 1999 was $112,000 compared to $78,000 for the second quarter of fiscal 1998.

     Benefit/provision for income taxes. For the second quarter of fiscal 1999, the Company's benefit for income taxes was $304,000, an effective tax rate of approximately 36%, compared to a provision of $73,000, an effective tax rate of approximately 37%, for the second quarter of fiscal 1998. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options. The Company believes the tax benefit, incurred as a result of the operating loss, will be realized within the next twelve months.

     Net income (loss). For the reasons set forth above, the Company generated net loss in the second quarter of fiscal 1999 of $550,000, or 34.6% of net sales, compared to net income of $123,000, or 4.4% of net sales, in the second quarter of fiscal 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

     Net sales. Net sales for the six months ended September 30, 1998 were $4.6 million compared to net sales of $5.3 million for the six months ended September 30, 1997, a 12.6% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's cellular products, which contributed $2.1 million, or 46.7% of net sales, for the six months ended September 30, 1998, compared to $3.6 million, or 67.3% of net sales, for the six months ended September 30, 1997. The decrease in sales of cellular products was largely due to a decrease in demand from primarily cellular system operators. Sales of PCS and WLL products increased to $1.9 million, or 40.6% of net sales, for the six months ended September 30, 1998, compared to $308,000, or 5.8% of net sales, for
the six months ended September 30, 1997.   Sales of Custom products for the six
months ended September 30, 1998 was $593,000, or 12.8% of net sales, compared to $1.4 million, or 26.9% of net sales, for the six months ended September 30, 1997. Sales of Custom products are expected to continue to decline as a result of management's ongoing effort to focus its attention and resources on other wireless application opportunities and reduce its sales and marketing efforts in the Custom sales segment of the Company's business.

     During the first quarter of fiscal 1998, the Company reported revenue of $508,000, or 20.3% of net sales, from sales of amplifiers used in the Low Earth Orbit ("LEO") satellite network. The LEO satellite network is designed to provide high-speed digital communication worldwide through earth gateways. The Company has not reported revenue from this market since the first quarter of fiscal 1998, although the Company recently announced that it has received an order for approximately $600,000 of satellite gateway amplifiers expected to be shipped during the latter half of fiscal 1999.

     Gross profit. Gross profit for the six months ended September 30, 1998 was $1.8 million, or 38.1% of net sales, compared to $2.5 million, or 46.2% of net sales, for the six months ended September 30, 1997. Production costs were comparable between the periods at $2.9 million, however increased to 61.9% of net sales, for the six months ended September 30, 1998 compared to $2.9 million, or 53.8% of net sales, for the six months ended September 30, 1997. Gross profit has declined as a result of insufficient absorption of overhead infrastructure fixed costs at the lower shipment volume levels as well as declining average sales prices.

     Selling, general and administrative costs. Selling, general and administrative costs for the six months ended September 30, 1998 were $1.4 million, or 29.6% of net sales, compared to $1.3 million, or 24.1% of net sales, for the six months ended September 30, 1997. The increase is attributable to higher commission rates for outside sales representatives and the costs associated with the employment of additional personnel in sales and marketing.

     Research and development costs. Research and development costs for the six months ended September 30, 1998 were $1.3 million, or 27.7% of net sales, compared to $957,000, or 18.0% of net sales, for the six months ended September 30, 1997. The increase is primarily due to employment of additional technical staff, and additional increase in material costs required to design and develop new products for the cellular and WLL markets. A number of these products are in the prototype/pre-production phase and the Company expects to incur a high level of expenses compared to the prior year.

     Other income, net. Other income for the six months ended September 30, 1998 was $220,000 compared to $158,000 for the six months ended September 30, 1997.

     Benefit/provision for income taxes. For the six months ended September 30, 1998, the Company's benefit for income taxes was $239,000, an effective tax rate of approximately 36%, compared to a provision of $139,000, an effective tax rate of approximately 37%, for the six months ended September 30, 1997. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options. The Company believes the benefit, incurred as a result of the operating loss, will be realized within the next twelve months.

     Net income (loss). For the reasons set forth above, the Company generated a net loss for the six months ended September 30, 1998 of $435,000, or 9.4% of net sales, compared to net income of $236,000, or 4.4% of net sales, for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees to facilitate the initial expansion of production and sales. The net proceeds of the initial public offering also continue to be used to maintain inventory and working capital balances, and support increased research and development expenses.

     In August 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. Approximately 52,000 shares have been repurchased through September 30, 1998 at an aggregate purchase price of $119,000.

     In September 1998, the Company renegotiated its existing revolving bank line of credit (the "Line of Credit".) The Line of Credit is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.25%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are made in 47 equal monthly installments beginning October 1, 1998, with interest at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1999. As of September 30, 1998, there were no borrowings outstanding under either facility. The Company was in compliance with the terms and covenants of the Line of Credit as of September 30, 1998.

     At September 30, 1998 the Company had approximately $7.5 million in cash and cash equivalents. The Company's operating activities consumed cash of approximately $516,000 for the six months ended September 30, 1998 primarily as a result of losses from operations, increases in inventories, increases in income tax receivable, decreases in accrued expenses and decreases in income tax payable. The Company's capital expenditures of $434,000 for the six months ended September 30, 1998 were primarily for manufacturing test equipment and information system improvements.

     The Company believes that the remaining net proceeds from the initial public offering and cash available under the Line of Credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

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

     The Company has identified the Year 2000 Issue in certain of its computer software applications and is in the process of upgrading or replacing such applications with software which, according to representations from the software providers, recognize two digit date fields "00" as the year 2000. The Company plans to test all such applications that has been represented by software providers to be year 2000 compliant. The Company is continuing to assess whether other internal information technology systems will be affected by the Year 2000 Issue, which assessment is expected to be complete by 12/31/98. The cost of upgrading or replacing such applications, together with the cost of the continuing assessment, is not expected to have a material effect on the operations of the Company and has been and will continue to be funded through operating cash flows.

     The Company is also in the process of contacting its key customers and suppliers and other third parties with whom the Company exchanges electronic information to determine the impact, if any, the Year 2000 Issue may have on their information technology systems which in turn would have an impact on the Company. The Company expects to complete this effort by June 1999. There can be no assurance that such customers, suppliers or third parties will not suffer business disruptions due to the Year 2000 Issue. Such failures could have a material adverse effect on the Company's business, results of operations and financial condition.

     Because the Company is in the process of upgrading or replacing the computer software applications which run most of its information technology systems (which software has been represented by the software providers not to be affected by the Year 2000 Issue), and because the Company has not completed its assessment of the risks from the Year 2000 Issue, the Company has not developed Year 2000 specific contingency plans. The Company intends to develop such plans if it identifies a business function at risk. The Company does not currently anticipate that the Year 2000 Issue will have a material effect on its business, results of operations or financial condition.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry which is characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), the Company's ability to timely develop and produce commercially viable products at competitive prices, the ability of the Company's products to operate and be compatible with various OEM base station equipment, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the Company's ability to accurately anticipate customer demand, the Company's ability to manage expense levels, the availability and cost of components, and the Company's ability to finance its activities and maintain its financial liquidity and worldwide economic and political conditions.

     The Company believes that international sales could potentially account for a significant percentage of future sales. To the extent that foreign sales are recognized, the Company may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has identified potential new customers serving new markets in developing countries. The Company's WLL products offer a viable alternative to the construction of a wireline infrastructure in such areas. To the extent that the Company's customers delay development or deployment of WLL communications networks and / or technology continues to evolve, the Company may experience a material adverse effect on its business, results of operations and financial condition.

     The Company has evaluated the credit exposure associated with conducting business with foreign customers and has concluded that such risk is acceptable. Nevertheless, any significant change in the economy or a deterioration in United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on the Company's business, results of operations and financial condition.

     Sales to foreign customers are invoiced in U.S. dollars. Accordingly, the Company currently does not engage in foreign currency hedging transactions. However, as the Company expands further into foreign markets, greater risk associated with general business, political and economic conditions in those markets, may be experienced. At such time, the Company may seek to lessen its exposure through currency hedging transactions. No assurance can be made that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in price of the Company's products to foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As described in the Company's Form 10-KSB for the year ended March 31, 1998, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the action pending in federal court, entitled Sussman v. AML
                                                      --------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint in that action. On October 14, 1998, the company responded to the amended complaint by filing a motion to dismiss the case. Plaintiffs' opposition to the motion is due on December 3, 1998. The motion is scheduled to be heard by the court on January 25, 1999. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim.

     With respect to the action pending in state court, entitled Sussman v. AML
                                                                 --------------
Communications, Inc. et al., Case No. CIV 179776 (Ventura County), all
---------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on September 10, 1998. The following matters were submitted to a vote of the Company's stockholders:

Proposal No. 1 -- Election of Director

     To elect Jacob Inbar as a director for the ensuing term. Mr. Inbar was a Company director immediately prior to the vote and was elected as a result of the following vote:


     Votes For         5,436,825
     Votes Against             0
     Votes Withheld       45,906

Tiberiu Mazilu, Edwin McAvoy, David Derby, and Richard Flatow continue to serve as directors of the Company.

Proposal No. 2 -- Adoption of an amendment to the Company's Stock Incentive Plan

     To adopt an amendment to the Company's Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 1,096,586 to 1,500,000. The amendment to the Company's Stock Incentive Plan was adopted, as set forth in the Company's proxy statement dated July 20, 1998, as a result of the following vote:

     Votes For                  3,468,093
     Votes Against                150,345
     Abstentions                   23,340
     Unvoted                    1,840,953


     There were no other matters submitted to a vote of the Company's stockholders at the Annual Meeting of Stockholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)       Exhibits

   10.17 Stock Incentive Plan of AML Communications, Inc., as Amended and Restated on June 24, 1998 (incorporated by reference to the Company's Proxy Statement dated July 20, 1998 (Appendix A)).

   10.18  Form of amended Nonemployee Director Stock Option Agreement.
   10.19 Amendment No. 2 dated September 1, 1998 to Business Loan Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association.
   27     Financial Data Schedule

(b)       Reports on Form 8-K

The Company filed one current Report on Form 8-K during the quarter ended September 30, 1998. The Company reported on August 13, 1998 under Item 5 that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AML Communications, Inc.



Date:  November 13, 1998           /s/ Kirk A. Waldron
                                   -------------------
                                   Kirk A. Waldron
                                   Vice President, Finance,
                                   Chief Financial Officer and
                                   Chief Operating Officer
                                   (Principal Accounting Officer)