Form 10QSB
period 1998-12-31
AML COMMUNICATIONS INC
filed 1999-02-16
CIK 1003640

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 1998

_   TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission File Number:    0-27252

                            AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)
          Delaware                                 77-0130894
(State or Other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.)

          1000 Avenida Acaso
         Camarillo, California                                93012
         ---------------------                                ------
(Address of principal executive offices)                    (Zip Code)


                                (805) 388-1345
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock Outstanding as of February 1, 1999:      6,374,629

Transitional Small Business Disclosure Format: Yes                No [X]
                                                   ----
Number of pages in this Form 10-QSB          18

                            AML COMMUNICATIONS, INC.

                                     INDEX

PART I                              FINANCIAL INFORMATION                          PAGE

Item 1.      Financial Statements (unaudited)

             Statements of Operations for the three months and nine months ended      3
             December 31, 1998 and December 31, 1997

             Balance Sheets at December 31, 1998 and March 31, 1998                   4

             Statements of Cash Flows for the nine months ended                       5
             December 31, 1998 and December 31, 1997

             Notes to the Financial Statements                                        6

Item 2.      Management's Discussion and Analysis of                                  9
             Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                       16

Item 6.      Exhibits and Reports on Form 8-K                                        16

             SIGNATURES                                                              17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                             ------------------------------------    ----------------------------------
                                                 December 31,      December 31,       December 31,      December 31,
                                                    1998              1997                1998              1997
                                             -----------------    ---------------    ---------------   ----------------

Net sales                                        $2,005,000        $3,605,000        $ 6,653,000         $8,925,000
Cost of goods sold                                1,339,000         2,069,000          4,216,000          4,933,000
                                               ------------       -----------       ------------       ------------
Gross profit                                        666,000         1,536,000          2,437,000          3,992,000

Operating expenses:
    Selling, general & administrative               740,000           726,000          2,116,000          2,008,000
    Research and development                        801,000           497,000          2,090,000          1,454,000
                                               ------------       -----------       ------------       ------------
                                                  1,541,000         1,223,000          4,206,000          3,462,000

Operating income (loss)                            (875,000)          313,000         (1,769,000)           530,000
    Other (income), net                             (87,000)         (100,000)          (307,000)          (258,000)
                                               ------------       -----------       ------------       ------------
Income (loss) before provision for                 (788,000)          413,000         (1,462,000)           788,000
    income taxes
(Benefit) provision for income taxes               (268,000)          152,000           (507,000)           291,000
                                               ------------       -----------       ------------       ------------

Net income (loss)                                $ (520,000)       $  261,000        $  (955,000)        $  497,000
                                               ============       ===========       ============       ============

Basic earnings (loss) per share                      $(0.08)            $0.04             $(0.15)             $0.08
Basic weighted average number of shares of
    common stock outstanding                      6,288,000         6,247,000          6,286,000          6,186,000
                                               ============       ===========       ============       ============

Diluted earnings (loss) per share                    $(0.08)            $0.04             $(0.15)             $0.08
Diluted weighted average number of shares of
    common stock outstanding                      6,288,000         6,374,000          6,286,000          6,324,000
                                               ============       ===========       ============       ============




   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                                      December 31,                March 31,
                                                                                          1998                      1998
                                                                                  --------------------       --------------------
                                                                                          (Unaudited)                 (Audited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                            $ 6,982,000                $ 8,608,000
  Accounts receivable, net of allowance for doubtful accounts of
                   $61,000 at December 31, 1998 and  March 31, 1998                      1,375,000                  1,628,000
  Inventories                                                                            2,154,000                  2,511,000
  Other current assets                                                                     423,000                    367,000
        Income taxes receivable                                                            572,000                          -
                                                                                    --------------              -------------

     Total current assets                                                               11,506,000                 13,114,000

Property and Equipment:
  Machinery and equipment                                                                3,666,000                  2,967,000
  Furniture and fixtures                                                                   129,000                    127,000
  Leasehold improvements                                                                   565,000                    564,000
                                                                                                                -------------
                                                                                         4,360,000                  3,658,000
  Less - Accumulated depreciation and amortization                                      (2,109,000)                (1,562,000)
                                                                                    --------------              -------------
                                                                                         2,251,000                  2,096,000

Deferred Taxes                                                                             349,000                    349,000
Other Assets                                                                               120,000                    120,000
                                                                                    --------------
                                                                                       $14,226,000                $15,679,000
                                                                                    ==============              =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                     $   652,000                $   766,000
  Accrued expenses                                                                         552,000                    953,000
  Income taxes payable                                                                     190,000                    195,000
  Current portion of capital lease obligations                                              58,000                     19,000
                                                                                    --------------             --------------

       Total current liabilities                                                         1,452,000                  1,933,000

Capital lease obligations, net of current portion                                          210,000                     38,000
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                                -                          -
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,374,629 shares issued
       and outstanding at December 31, 1998 and 6,291,930 shares issued and
        outstanding at March 31, 1998                                                       64,000                     63,000

  Capital in excess of par value                                                         9,365,000                  9,331,000
       Less treasury stock: 114,500 shares, at cost                                       (224,000)                         -
  Retained earnings                                                                      3,359,000                  4,314,000
                                                                                        12,564,000                 13,708,000
                                                                                    --------------              -------------
                                                                                       $14,226,000                $15,679,000
                                                                                    ==============              =============


      The accompanying notes are an integral part of these balance sheets.

                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                           ------------------------------------------------
                                                                December 31,                December 31,
                                                                    1998                       1997
                                                           ----------------------      --------------------

Cash Flows from Operating Activities:
  Net income (loss)                                             $ (955,000)                    $   497,000
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                                546,000                        470,000
       Changes in assets and liabilities:
          Decrease (increase) in:
            Marketable securities                                         -                     (4,260,000)
            Accounts receivable                                     253,000                       (610,000)
            Inventories                                             357,000                       (916,000)
            Income tax receivable                                  (572,000)                             -
            Other assets                                            (56,000)                         4,000
          Increase (decrease) in:
            Accounts payable                                       (114,000)                       565,000
            Accrued expenses                                       (401,000)                      (148,000)
            Income taxes payable                                     (5,000)                       271,000
                                                                -----------                    -----------
Net cash used in operating activities                              (947,000)                    (4,127,000)
                                                                -----------                    -----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                              (475,000)                      (606,000)
                                                                -----------                    -----------


Cash Flows from Financing Activities:
  Treasury stock repurchase                                        (224,000)                             -
  Proceeds from exercise of stock options                            35,000                         69,000
  Principal payments on  capital lease obligations                  (15,000)                       (30,000)
                                                                -----------                    -----------
Net cash (used in) provided by financing activities                (204,000)                        39,000
                                                                -----------                    -----------
Net decrease in Cash and Cash Equivalents                        (1,626,000)                    (4,694,000)
Cash and Cash Equivalents, beginning of period                    8,608,000                      4,766,000
                                                                -----------                    -----------
Cash and Cash Equivalents, end of period                        $ 6,982,000                    $    72,000
                                                                ===========                    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                   $     5,000                    $     4,000
                                                                ===========                    ===========
     Income taxes                                               $   190,000                    $        -
                                                                ===========                    ===========
  Non-cash transactions:
     Debt incurred to purchase property and equipment           $   226,000                    $       -
                                                                ===========                    ===========



   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (Unaudited)

1.  Basis of Presentation

         AML Communications, Inc. (the "Company") designs and manufactures multicarrier amplifiers, and related products for the cellular, personal communication services, paging, wireless local loop and other satellite communication markets.

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine month periods and cash flows for the nine month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1998 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

2.  Earnings (Loss) Per Share

         Earnings per share calculations are in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Accordingly, "basic" earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income, or loss, by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings (loss) per share for the three and nine months ended December 31, 1997 have been restated to reflect the adoption of SFAS No. 128.

3.  New Authoritative Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. For the nine months ended December 31, 1998 the Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

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


4.  Inventories

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                   December 31, 1998           March 31, 1998
                                   ------------------        ------------------
                                      (Unaudited)                (Audited)
Raw materials                             $1,518,000                $1,719,000
Work-in-process                              442,000                   592,000
Finished goods                               194,000                   200,000
                                          ----------                ----------
                                          $2,154,000                $2,511,000
                                          ==========                ==========


5.   Legal Proceedings

     As described in the Company's Form 10-KSB for the fiscal year ended March 31, 1998, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the action pending in federal court, entitled Sussman v. AML
                                                      --------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint in that action. On October 14, 1998, the Company responded to the amended complaint by filing a motion to dismiss the case. Plaintiffs' opposition to the motion was filed on December 3, 1998. The motion was heard by the court on February 8, 1999 and the judge has taken the motion under submission. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim.

     With respect to the action pending in state court, entitled Sussman v. AML
                                                                 --------------
Communications, Inc., et al., Case No. CIV 179776 (Ventura County), all
----------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs have informed the Company that they intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim. It is management's opinion that the lawsuit and subsequent claims are without merit. Management intends to vigorously defend its position.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

6.  Stockholders' Equity


     In August, 1998 the Company's board of directors authorized the purchase of up to 400,000 shares of the Company's common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. For the three months ended December 31, 1998, 63,000 shares were repurchased at an aggregate cost of $104,000 and for the nine months ended December 31, 1998, a total of 114,500 shares have been repurchased at an aggregate purchase price of $224,000.

7.  Capital Lease


     In October, 1998 the Company entered into a non-cancelable capital lease to acquire test equipment valued at $226,000. Terms of the lease call for 60 equal monthly payments of $4,648, commencing in November 1998, at an annual interest rate of 8.64%.

8.  Line of Credit


     In September 1998, the Company renegotiated its existing revolving bank line of credit (the "Line of Credit"). The Line of Credit is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.25%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are made in 47 equal monthly installments beginning October 1, 1998, with interest at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1999. As of December 31, 1998, there were no borrowings outstanding under either facility. The Company anticipates that it will not be in compliance with certain covenants of the Line of Credit, including the covenant requiring the Company to maintain profitability for each annual accounting period, by fiscal year end March 31, 1999. The Company expects to request a waiver from the lender, although there are no assurances it will be granted.

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

Results of Operations
---------------------

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

     Net sales. Net sales for the three months ended December 31, 1998 were $2.0 million compared to net sales of $3.6 million in the three months ended December 31, 1997, a 44.4% decrease. The decrease in net sales is attributable to a decrease in sales of the Company's cellular products, which contributed $651,000, or 32.5% of net sales, for the three months ended December 31, 1998, compared to $3.0 million, or 83.7% of net sales, for the three months ended December 31, 1997. The decrease in sales of cellular products was largely due to a decrease in demand from cellular system operators. Sales of Personal Communication Services (PCS) and Wireless Local Loop (WLL) products increased to $614,000, or 30.6% of net sales, for the three months ended December 31, 1998, compared to $432,000, or 12.0% of net sales, for three months ended December 31,
1997.   Sales of Custom products for the three months ended December 31, 1998 increased to $217,000, or 10.8% of net sales, compared to $156,000, or 4.3% of net sales, for the three months ended December 31, 1997. Additionally, the Company reported sales of Low Earth Orbit (LEO) satellite network amplifiers of $523,000, or 26.1% of net sales for the three months ended December 31, 1998 compared to no sales in the three months ended December 31, 1997. These sales represent a portion of the previously announced order for $600,000 LEO satellite network amplifiers.

     Gross profit. Gross profit for the three months ended December 31, 1998 was $666,000, or 33.2% of net sales, compared to $1.5 million, or 42.6% of net sales, for three months ended December 31, 1997. Production costs increased to 66.8% of net sales for the three months ended December 31, 1998 compared to 57.4% of net sales for the three months ended December 31, 1997. Gross profit declined as a result of insufficient absorption of overhead infrastructure fixed costs at the lower shipment volume levels as well as declining average sales prices.

     Selling, general and administrative costs. Selling, general and administrative costs for the three months ended December 31, 1998 were $740,000, or 36.9% of net sales, compared to $726,000, or 20.1% of net sales, for the for the three months ended December 31, 1997. The increase was attributable to higher commission rates for outside sales representatives, an increase in trade show costs, an increase in costs for product demonstration and evaluation by potential customers, costs associated with the implementation and support for ISO 9001 certification and an increase in professional fees for patent registration and strategic planning. The Company believes its current sales and marketing infrastructure is adequate to support the promotion of the Company's current and new products.

     Research and development costs. Research and development costs for the three months ended December 31, 1998 were $801,000, or 39.9% of net sales, compared to $497,000, or 13.7% of net sales, for the three months ended December 31, 1997. The increase is primarily due to employment of additional technical staff, increases in material costs, and depreciation on purchases of test equipment required to design and develop new products for the cellular and WLL markets. A number of these products are in the prototype/pre-production phase and the Company expects to continue to incur a high level of expenses compared to the prior year.

     Other income, net. Other income for the three months ended December 31, 1998 was $87,000 compared to $100,000 for the three months ended December 31, 1997. The decrease in interest income is due to lower investment levels in the Company's cash position.

     Benefit/provision for income taxes. For the three months ended December 31, 1998, the Company's benefit for income taxes was $268,000, based on an effective tax rate of approximately 34%, compared to a provision of $152,000, an effective tax rate of approximately 37%, for the three months ended December 31, 1997. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company, which reduce taxes payable, and tax benefits associated with the exercise of employee stock options. The Company believes the tax benefit, incurred as a result of the operating loss, will be realized in the form of a carry-back benefit.

     Net income (loss). For the reasons set forth above, the Company generated a net loss in the three months ended December 31, 1998 of $520,000, or 25.9% of net sales, compared to net income of $261,000, or 7.2% of net sales, in the three months ended December 31, 1997.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

     Net sales. Net sales for the nine months ended December 31, 1998 were $6.7 million compared to net sales of $8.9 million for the nine months ended December 31, 1997, a 25.5% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's cellular products, which contributed $2.9 million, or 42.8% of net sales, for the nine months ended December 31, 1998, compared to $6.6 million, or 73.8% of net sales, for the nine months ended December 31, 1997. The decrease in sales of cellular products was largely due to a decrease in demand from cellular system operators. Sales of PCS and WLL products increased to $2.5 million, or 37.3% of net sales, for the nine months ended December 31, 1998, compared to $740,000, or 8.2% of net sales, for the
nine months ended December 31, 1997.   Sales of custom products for the nine
months ended December 31, 1998 was $810,000 or 12.1% of net sales, compared to $1.1 million, or 12.3% of net sales, for the nine months ended December 31, 1997.

     During the nine months ended December 31, 1998, the Company recorded revenue of $523,000 or 7.8% of net sales for the previously announced order of amplifiers used in the LEO satellite network, compared with revenue of $508,000, or 5.7% of net sales for the nine months ended December 31, 1997. The LEO satellite network is designed to provide high-speed digital communication worldwide through earth gateways.

     Gross profit. Gross profit for the nine months ended December 31, 1998 was $2.4 million, or 36.6% of net sales, compared to $3.9 million, or 44.7% of net sales, for the nine months ended December 31, 1997. Production costs, as a percentage of net sales, increased to 63.4% of net sales or $4.2 million, for the nine months ended December 31, 1998 compared to 55.3% of net sales or $4.9 million, for the nine months ended December 31, 1997. Gross profit has declined as a result of insufficient absorption of overhead infrastructure and indirect costs at the lower shipment volume levels as well as declining average sales prices.

     Selling, general and administrative costs. Selling, general and administrative costs for the nine months ended December 31, 1998 were $2.1 million, or 31.8% of net sales, compared to $2.0 million, or 22.5% of net sales, for the nine months ended December 31, 1997. The increase is attributable to higher commission rates for outside sales representatives and the costs associated with the employment of additional sales and marketing personnel.

     Research and development costs. Research and development costs for the nine months ended December 31, 1998 were $2.1 million, or 31.4% of net sales, compared to $1.5 million, or 16.3% of net sales, for the nine months ended December 31, 1997. The increase is primarily due to employment of additional technical staff, and additional increase in the cost of materials required to design and develop new products for the cellular and WLL markets. A number of these products are in the prototype/pre-production phase and the Company expects to incur a high level of expenses compared to the prior year.

     Other income, net. Other income for the nine months ended December 31, 1998 was $307,000 compared to $258,000 for the nine months ended December 31, 1997. The decrease in interest income is due to lower investment levels in the Company's cash position.

     Benefit/provision for income taxes. For the nine months ended December 31, 1998, the Company's benefit for income taxes was $507,000, based on an effective tax rate of approximately 34%, compared to a provision of $291,000, an effective tax rate of approximately 37%, for the nine months ended December 31, 1997. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company' which reduce taxes payable, and tax benefits associated with the exercise of employee stock options. The Company believes the benefit, incurred as a result of the operating loss, will be realized in the form of a loss carry-back benefit.

     Net income (loss). For the reasons set forth above, the Company generated a net loss for the nine months ended December 31, 1998 of $955,000, or 14.4% of net sales, compared to net income of $497,000, or 5.6% of net sales, for the nine months ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

     Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce newly developed products and the employment and training of employees to facilitate the continued changes in production. The net proceeds of the initial public offering also continue to be used to maintain inventory and working capital balances, and support increased research and development expenses.

     In August 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback are purchased from time to time in the open market or in negotiated transactions and are held for issuance in connection with the future exercise of employee stock options. For the three months ended December 31, 1998, 63,000 shares were repurchased at an aggregate cost of $104,000 and for the nine months ended December 31, 1998, a total of 114,500 shares have been repurchased at an aggregate purchase price of $224,000.

     In September 1998, the Company renegotiated its existing revolving bank line of credit (the "Line of Credit"). The Line of Credit is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.25%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. Repayment of borrowings under this facility are made in 47 equal monthly installments beginning October 1, 1998, with interest at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1999. As of December 31, 1998, there were no borrowings outstanding under either facility. The Company anticipates that it will not be in compliance with certain covenants of the Line of Credit, including the covenant requiring the Company to maintain profitability for each annual accounting period, by fiscal year end March 31, 1999. The Company expects to request a waiver from the lender, although there are no assurances it will be granted.

     In October, 1998 the Company entered into a non-cancelable capital lease to acquire test equipment valued at $226,000. Terms of the lease call for 60 equal monthly payments of $4,648, commencing in November 1998, at an annual interest rate of 8.64%.

     At December 31, 1998 the Company had approximately $7.0 million in cash and cash equivalents. The Company's operating activities used cash of approximately $947,000 for the nine months ended December 31, 1998 primarily as a result of losses from operations, an increase in income tax receivable and other assets, and a decrease in accrued expenses. The Company's capital expenditures of $475,000 for the nine months ended December 31, 1998 were primarily for manufacturing test equipment, information system improvements.

     The Company believes that the remaining net proceeds from the initial public offering and cash available under the Line of Credit, will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

Year 2000 Compliance
---------------------

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

     The Company has identified the Year 2000 Issue in certain of its computer software applications and is in the process of upgrading or replacing such applications with software which, according to representations from the software providers, recognize two digit date fields "00" as the year 2000. The Company plans to test all such applications that have been represented by software providers to be year 2000 compliant. The Company has completed its assessment of internal information technology systems that will be affected by the Year 2000 Issue. The affected information technology systems will be upgraded or replaced to be Year 2000 compliant by June 1999. The cost of upgrading or replacing such applications is not expected to have a material effect on the operations of the Company and has been and will continue to be funded through operating cash flows.

     The Company has contacted its key customers, suppliers, and other third parties with whom the Company exchanges electronic information to determine the impact, if any, the Year 2000 Issue may have on their information technology systems which in turn would have an impact on the Company. The Company is reviewing the responses from its key customers, suppliers, and other third parties to assess any potential impact to the Company and to verify responses. There can be no assurance that such customers, suppliers or third parties will not suffer business disruptions due to the Year 2000 Issue. Such failures could have a material adverse effect on the Company's business, results of operations and financial condition.

     Because the Company is in the process of upgrading or replacing the computer software applications which run most of its information technology systems (which software has been represented by the software providers not to be affected by the Year 2000 Issue) the Company has not developed Year 2000 specific contingency plans. The Company intends to develop such plans if it identifies a business function at risk. The Company does not currently anticipate that the Year 2000 Issue will have a material effect on its business, results of operations, or financial condition.

Additional Factors That May Affect Future Results
-------------------------------------------------

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry which is characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with various OEM base station equipment, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, and our ability to finance our activities and maintain our financial liquidity and worldwide economic and political conditions.

     We believe that, to the extent that foreign sales are recognized, we may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition. We have identified potential new customers serving new markets in developing countries. Our WLL products offer a viable alternative to the construction of a wireline infrastructure in such areas. However, the extent that our customers delay development or deployment of WLL communications networks and/or technology continues to evolve, we may experience a material adverse effect on our business, results of operations and financial condition.

     We have evaluated the credit exposure associated with conducting business with foreign customers and have concluded that such risk is acceptable. Nevertheless, any significant change in the economy or a deterioration in United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on our business, results of operations and financial condition.

     Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently donot engage in foreign currency hedging transactions. However, as we expand further into foreign markets, greater risk associated with general business, political and economic conditions in those markets, may be experienced. At such time, we may seek to lessen our exposure through currency hedging transactions. No assurance can be made that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in price of the Company's products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations and financial condition.

     We experience significant price competition and expect price competition in the sale of our products to remain intense. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than we do and have, or could have, greater name recognition and market acceptance of their products and technologies.

     We receive periodic order forecasts from our major customers who have no obligation to purchase the forecasted amounts. Nevertheless, we maintain significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent its major customers purchase less than the forecasted amounts, we will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and we will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce our liquidity and could have a material adverse effect on our business, results of operations and financial condition.

     The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

     In the action pending in federal court, entitled Sussman v. AML
                                                      --------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint in that action. On October 14, 1998, the Company responded to the amended complaint by filing a motion to dismiss the case. Plaintiffs' opposition to the motion was filed on December 3, 1998. The motion was heard by the court on February 8, 1999 and the judge has taken the motion under submission. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim.

     With respect to the action pending in state court, entitled Sussman v. AML
                                                                 --------------
Communications, Inc., et al., Case No. CIV 179776 (Ventura County), all
----------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K.


(a)       Exhibits

     27   Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed no current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AML Communications, Inc.



Date:  February 12, 1999  /s/Kirk A. Waldron
                          ------------------
                          Kirk A. Waldron
                          Vice President, Finance,
                          Chief Financial Officer and
                          Chief Operating Officer
                          (Principal Accounting Officer)