Form 10KSB40
period 1999-03-31
AML COMMUNICATIONS INC
filed 1999-06-30
CIK 1003640

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1999
                                             --------------

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________

                        Commission File Number  0-27250

                           AML COMMUNICATIONS, INC.
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                   77-0130894
     ------------------                       ------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA                      93012
     --------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                (805) 388-1345
         ------------------------------------------------------------
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

                                Title of Class
         ------------------------------------------------------------
                         Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No ____
                                                                -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $ 7,775,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 25, 1999, was approximately $6,096,704. The per share stock price for computational purposes was $1.44, based on the closing sale price per share for the Registrant's common stock on the NASDAQ National Market on June 25, 1999. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares. The number of shares of the Registrant's common stock outstanding on June 25, 1999 was 6,266,070.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 22, 1999, are incorporated by reference into Items 10 and 11 of Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.


Transitional Business Disclosure Format (Check One).  Yes  ____  No    X
                                                                     -----

     This Annual Report on Form 10-KSB, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects," "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. AML Communications, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

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

     AML Communications, Inc., designs, manufactures and markets amplifiers and related products for the cellular, Personal Communication Services ("PCS"), paging, Wireless Local Loop ("WLL"), satellite and other communication markets. Since its inception, AML has also provided a number of catalog and custom amplifiers to Original Equipment Manufacturers ("OEMs") and other customers in the communications market. AML's wireless products support a broad range of analog and digital transmission standards and formats including Advanced Mobile Phone Services ("AMPS"), Total Access Communication System ("TACS"), Time Division Multiple Access ("TDMA"), Code Division Multiple Access ("CDMA"), Wideband CDMA ("W-CDMA"), Global System for Mobile Communications ("GSM") and Frequency Hopping Multiple Access ("FHMA"). Products designed for application in one or more of the markets mentioned above include single channel and multi-channel power amplifiers, low-noise receive amplifiers for both indoor and weather exposed installation and receiving multicouplers.

     AML's cellular products, introduced in late 1994, were historically marketed primarily to cellular operators. The products provided a cost effective means to increase the quality and quantity of calls processed by new and existing cellular base stations. The Company's initial success in the cellular market was a result of selling directly to domestic operators. In the fourth quarter of fiscal 1997 the Company experienced a significant decrease in its revenue. The primary reasons for the decline were threefold: 1) OEMs developed improved base stations enabling the operator to achieve cost effective performance without having to upgrade to an AML amplifier, 2) macrocell base stations were developed and sold at substantially lower prices than ever before, thereby slowing the sales of microcell base stations in this country, and 3) the industry focused both financial and human resources to develop the PCS market. Consequently, further build-out of the cellular infrastructure slowed. As a result, the Company began to focus on diversifying its product and customer base (primarily international customers and OEMs). Late in fiscal 1997 the Company entered the satellite communication gateway market by offering a high power amplifier for data transmission applications in a Low Earth Orbit ("LEO") satellite communications network.

     During fiscal 1998, the Company recorded significant revenue from an OEM in Brazil and introduced products for the PCS and two-way paging marketplace. Additionally, the Company heavily invested in the development of products for the WLL market.

     During fiscal 1999, the Company continued to focus its efforts to diversify its customer and product base and to invest in the development of WLL products. The Company's revenue for the year was negatively impacted by customer rollout delays and cancellations in the development of infrastructure products and technology related to WLL.

     In February 1999, the Company announced a strategic shift in management. Mr. Kirk A. Waldron was appointed President and Chief Executive Officer of the Company following the resignation of Mr. Jacob Inbar. Mr. Scott T. Behan was appointed Executive Vice President of Sales and Marketing following Mr. Edwin J. McAvoy's resignation of his Vice President position. Mr. McAvoy was, in turn, appointed Director of Customer Programs. Both Mr. Waldron and Mr. Behan were also elected to the Board of Directors following the resignations of Mr. Tiberiu Mazilu and Mr. McAvoy from the Board.

     In March 1999, the Company announced the appointment of Gerald M. Starek to the Board of Directors of the Company, expanding the board to six members. Mr. Starek brings with him over 34 years of executive experience in the high technology industry.

Wireless Industry Background

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

     A wireless cellular or PCS system is structured as a grouping of cells. Each cell contains a base station that is networked with adjoining cells to provide the service providers coverage area. The networked base stations are connected to a central switch that accesses the public switched telephone network ("PSTN"). In a typical call set-up routine, a subscriber wireless phone communicates with the base station that in turn signals the switch. The switch allocates a channel to the subscriber phone via the base station. As the subscriber moves from the coverage of one cell to an adjacent cell the switch effects a hand off to support continued communication by the subscriber.

     Traditional analog cellular communication requires that an exclusive channel be allocated for the duration of the subscriber call. The domestic analog air interface that supports this format is termed AMPS. More recently, subscriber growth and finite frequency spectrum have placed demands on spectrum economy. This has resulted in air interfaces that provide improved spectrum efficiency. These later interfaces use digital techniques to enable multiple calls to be supported in the bandwidth previously required for a single subscriber call. The two major categories of digital interface TDMA and CDMA. Cellular products typically operate at frequencies between 800 and 900 MHz while PCS operates at 1700 to 1900KHz.

     Dynamic channel allocation provides service providers another means of increasing capacity. This permits unused channels in one cell to be used within another cell that is experiencing high traffic levels, such as may occur during commuter rush hours. Multicarrier power amplifiers support dynamic channel allocation by virtue of their ability to amplify many channels concurrently without introducing excessive noise or employing tuned cavity combiners. As the subscriber base grows it is frequently necessary to split a cell into smaller microcells. Microcells typically require low power and smaller size. The ability to use one multicarrier power amplifier in place of many single channel power amplifiers and the absence of the cavity tuned combiners, permits the multicarrier amplifier to support microcell application.

     A fundamental requirement of all multicarrier systems is the ability to amplify signals with high linearity. With this characteristic, channels will stay within their prescribed bandwidth, and the levels of intermodulation (noise) will support correct system operation.

     Many other applications within the wireless communication market require both low noise and high power amplifiers such as paging, WLL, and satellite communications. The requirements for amplifiers in these sectors are frequently similar to those discussed above.

     Generally, service providers obtain infrastructure equipment from large OEM's such as Lucent Technologies Inc. ("Lucent"), Ericsson Telephone Company ("Ericsson"), Motorola Corporation ("Motorola"), Nortel Networks

("Nortel"), Hyundai Corporation, LGIC Communication, etc. These OEM's may design and build amplifiers that compete with the Company or they may choose to buy amplifiers from an outside supplier. In some cases, these large OEM's will market amplifier products to other infrastructure manufacturers.

     The wireless communication market is a rapidly evolving environment with constant change to standards, technologies and applications. The competitive nature of service providers in gaining subscribers results in constant downward cost pressure on the infrastructure manufacturers.

Strategy

     AML has identified key customers in both the service provider and OEM market where it wishes to focus its effort. Using proprietary technology developed for supporting the wideband, high-speed data transmission formats as a platform, AML has targeted specific customers requiring high linearity amplifiers for volume deployment applications. AML also continues to seek moderate to high volume niche applications that make use of either its receive or transmit amplifier capability, or a combination thereof. These applications provide a foothold to provide broader product solutions to a satisfied customer. The Company provides innovative, application specific products to address a customer's product requirements. Additionally, the Company must typically adhere to a stringent time to market customer requests.

     The Company works closely with its customers throughout the design process to assist them in refining and developing their amplifier specifications. Customer support involves problem evaluation, engineering recommendations and solution implementation. After the product is delivered, the Company continues to provide technical support to facilitate system integration, implementation and operation. Through this process, the Company believes it will develop new product definitions and implementation to further enhance the strategic position of the Company in the wireless market.

     Because the greatest wireless infrastructure growth is anticipated to be outside the North American market, AML is concentrating efforts on expanding its international presence. These efforts can and may take the form of foreign sales representation, strategic partnering, and localized manufacturing.

Markets

     The markets in which the Company competes are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The Company's future success depends on its ability to develop in a timely manner new products that compete effectively on the basis of price and performance, and adequately address customer requirements. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve customer acceptance.

     Growth, fueled by lower infrastructure cost, declining subscriber airtime costs, rapid technological innovation and the embracing of mobile communication by business and the public at large has fostered a dynamic global market. Information published by the Cellular Telephone Information Association cites statistics for 1998 in which domestic investment in capital equipment surged by
31% to a cumulative total of over $60 billion dollars.   During this same year
subscribership registered the greatest ever one-year increase and the average
monthly subscriber bill fell by 7.8%.   The continuing burgeoning of the
subscriber base pressures carrier capacity. In response the U.S. government made spectrum available at 1800MHz and the industry made great strides in bringing economy of spectrum to the 800MHz cellular band by the deployment of CDMA and TDMA digital equipment.

     On a global basis, worldwide subscribers are reported at 285 million as of the calendar year end of 1998 (Strategis Group). Forecasts are for this to more than double by 2003 (Strategis Group). High forecasted growth areas include Latin America, which increased from 12.2 to 19.5 million subscribers during 1998 (Pyramid Research). Annual Latin America revenues from cellular and PCS services are forecasted to climb from $20 billion to over $35 billion from the year 1999 to 2004 (Strategis Group). Asia-Pacific is projected to remain the largest cellular/PCS market with subscribers increasing from 131 million in 1999 to 266 million in 2003, at which point Asia-Pacific will account for over 38% of the worldwide subscriber base. North America cellular and PCS subscribers are forecasted to increase from 72 million at the end of 1998 to 139 million over a four-year period (Strategis Group).

     The company believes that cellular/PCS is the major sector in the wireless communications industry; however, other wireless markets sectors include paging and Mobile Satellite Services ("MSS"). More recently, WLL, Local Multipoint Distribution Services ("LMDS"), Multipoint Multichannel Distribution Services ("MMDS") and G3 (synonymous with IMT2000 and UMT 2000) are identified as emerging markets.

     Spurred by guaranteed message delivery, information delivery, e-mail and interactive applications, the paging market sector is investing in two-way paging infrastructure. This consists of adding receiving capability to each
base station.   These new applications may offset the impact of reported total subscriber declines.

     Iridium LLC, Globalstar Telecommunications Limited, and Orbcomm Global, L.P., are slated to provide a mix of voice and data MSS services. Using low earth orbit satellites, they compete in many respects with terrestrial cellular/PCS services. A potential differentiator is the MSS ability to cover areas of very low population and difficult terrain.

     WLL provides an alternate method to cover the "last mile" to a fixed telephone subscriber point. It differs from the emerging G3 specifications in that WLL does not provide for mobile operation. In certain developing countries, such as Indonesia, China, Latin America and Eastern Europe, the traditional wireline infrastructure is insufficient to meet subscriber demand. WLL provides a cost effective means to provide telephone service. Recent WLL developments are addressing broadband access for internet and other data applications. Broadband WLL is forecasted to reach 21% of the total broadband wireless access market by 2004 (ABI).

Products

     The Company designs and sells multicarrier transmit amplifiers, low noise receive amplifiers, and related products for the cellular paging and PCS communication markets, as well as to the WLL and satellite communications segments of the wireless communications industry. The Company also provides catalog and custom amplifiers to OEMs and to other customers in the communications market in general. The following outlines the Company's products and the markets addressed.

------------------------------------------------------------------------------------------------------------------------
Product                      Frequency             Market                        Category                      Format
------------------------------------------------------------------------------------------------------------------------
M8, M30, M80, M140      869 to 894MHz         Cellular/PCS      Multicarrier Power Amplifiers               AMPS
                                                                8 to 140 Watt                               CDMA
                                                                                                            TDMA
------------------------------------------------------------------------------------------------------------------------
E-GSM Series            925 to 960MHz         GSM 900MHz        Single Carrier Power Amplifier              GSM
                                                                50 to 250 Watt
------------------------------------------------------------------------------------------------------------------------
RMPA-1                  935 to 940MHz         Paging            Single Carrier Power Amplifier              GSM
                                                                30 Watt
------------------------------------------------------------------------------------------------------------------------
WLL2435                 2370 to 2400MHz       WLL               Power Amplifier 35 Watt                     W-CDMA
------------------------------------------------------------------------------------------------------------------------
WLL3.5 Series           3400 to 3600MHz       WLL               Power Amplifier 30-Watt Rack Mount.         W-CDMA
                                                                Power Amplifier 8 Watt Mast Head Mount
------------------------------------------------------------------------------------------------------------------------
Telephony Series        300 to 450MHz         WLL               Power Amplifier 12 to 16 Watt               TDMA
------------------------------------------------------------------------------------------------------------------------
Sat1000/2000 Series     150MHz                LEO Satellite     Power Amplifier 1K Watt                     OQPSK
------------------------------------------------------------------------------------------------------------------------
Link Balancer (TM)      824 to 849MHz         Cellular/PCS      Receive Low Noise Amplifiers.               AMPS
Series                                                          Mast Head and Rack Mount                    CDMA
                                                                                                            TDMA
------------------------------------------------------------------------------------------------------------------------
Link Balancer (TM)      824 to 849MHz         PCS               Mast Head Low Noise Amplifiers              CDMA
Series                                                                                                      GSM
                                                                                                            TDMA
------------------------------------------------------------------------------------------------------------------------
Link Balancer (TM)      901 to 902MHz         Paging            Mast Head Low Noise Amplifier               Various
Series
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
PowerTop Series(TM)     1850 to 1990MHz       PCS               Mast Head Transmit Receive Amplifiers       GSM
------------------------------------------------------------------------------------------------------------------------
ALD8020-D8              824 to 849MHz         Cellular          Receiving Multicoupler                      GSM
                                                                                                            AMPS
                                                                                                            CDMA
                                                                                                            TDMA
------------------------------------------------------------------------------------------------------------------------
Custom Products         2MHz to 12GHz         Various           Range of amplifiers, receiving              Various
                                                                multicouplers and monopulse tracking
                                                                components.
------------------------------------------------------------------------------------------------------------------------

     Power Amplifiers. Utilizing its proprietary technology, the Company developed a series of multicarrier (microcell) amplifiers for cellular applications. During fiscal 1998, the Company introduced a second generation LDMOS 30 Watt multicarrier cellular amplifier. This LDMOS product demonstrates improved intermodulation suppression and offers efficiency, size and heat contribution advantages over present industry standards. Additionally, the Company offers power amplifiers for single channel cellular/PCS, WLL and satellite communications applications.

     Multicouplers. The Company developed and delivered a cellular multicoupler designed to an OEM specification during fiscal 1998. The Company has received several repeat orders for multicouplers. The Company delivers other multicouplers through special orders so as to meet a wide range of applications.

     Wireless Receive Amplifiers. AML's receive amplifiers are designed primarily for use by system operators and OEMs in the wireless infrastructure equipment market. The Company's dual low noise amplifiers in its microcell products enhance the operation of the receiving section of the base station and allow the cellular operator to balance its system. The mast paging receive amplifier is custom designed for two paging applications.

     In addition, the Company's Link Balancer receive amplifiers feature low noise, sensitivity and high out-of-band rejection characteristics. The Company believes that the Link Balancer amplifier improves the ability of unbalanced macrocells to receive the weaker signals of level 2 power hand held phones more efficiently, and therefore to expand the footprint of such macrocells.

     Custom and Catalog Products. In addition to multicarrier transmit and receive amplifiers, the Company also produces a variety of communication and other products which meet the needs of particular markets. These products are frequently designed and produced to customer specifications relating to noise, power, frequency or spectral purity. The Company's catalog lists numerous possible configurations for certain custom products and are used to promote sales of its custom products to customers with special requirements. In order to best utilize resources, the Company selectively solicits and accepts business for these traditional AML products. Custom and catalog products include receiving multicouplers, high dynamic range low noise amplifiers, microwave amplifiers and telemetry tracking components.

     Average Sales Price. The Company believes that average selling prices and gross margins for its products are declining as system operators and OEMs face pressure to reduce costs as competition intensifies. To counter these conditions, the Company believes that it must successfully introduce and sell on a timely basis innovative new products that incorporate innovative technologies and features that can be sold at higher average selling prices and gross margins or at greater volume. There can be no assurances, however, that the Company will be successful in developing or marketing such products in such a manner.

     Product Warranties. The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment.

Customers

     The Company markets its products into both domestic and overseas markets. During fiscal 1999, more than 27% of the Company's revenue was generated from the domestic two-way paging market.

     Historically, the Company has derived a substantial percentage of its net sales from single customers during certain fiscal periods and until fiscal 1995, the Company derived substantially all of its net sales from its custom products. However, the Company has become less dependent on custom products as the percentage of its net sales derived from sales of cellular and wireless telephony products has increased.

Sales and Marketing

     The Company employs a direct sales approach focused on providing its wireless industry customers with specific application solutions to satisfy their transmit and receive amplification needs. Sales of the Company's products require close technical liaison with the customers' engineers and frequent travel to customers' sites. The Company markets its products overseas with the assistance of independent sales representatives in various parts of the world. The Company uses the services of 10 independent, non-employee, sales representatives in the United States, one sales representative in Brazil and sales representatives in Korea, Venezuela, Israel and Europe. The Company continuously evaluates whether to establish direct sales forces or to utilize independent representatives in a particular region or for a given potential customer depending upon the scope of potential sales opportunities. The Company's direct sales staff provides sales direction and support to its international sales representatives. Sales outside of the United States are denominated in U.S. dollars in order to reduce the risks associated with the fluctuations of foreign currency exchange rates. Sales outside of the United States involve a number of inherent risks, including reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, generally longer receivable collection periods, unexpected changes in regulatory requirements, tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurances that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     The Company's executive officers are involved in all aspects of the Company's relationship with its major system operator and OEM customers. In addition, as of March 31, 1999 the Company employed a direct sales staff of three employees.

Competition

     The wireless communication equipment industry is highly competitive. The cellular and PCS communications market is dominated by a small number of large OEMs, such as Ericsson, Lucent, Nokia, NEC and Northern Telecom, which provide complete infrastructure systems to system operators. In addressing the needs of the system operators, the Company competes on the basis of product functionality, quality and reliability, technical performance, time-to-market and delivery capability. The Company believes that overall it competes favorably with respect to the foregoing elements.

     Merchant amplifier manufacturers, such as Powerwave Technologies, Inc., Spectrian Corporation and Microwave Power Devices, Inc., have developed products which are directly competitive with the Company's products. These products are supplied to OEMs for incorporation into their systems and in some cases also to the system operators. This competition may adversely impact the Company.

     The OEM market, which the Company hopes to penetrate further, is very competitive. A substantial portion of the present worldwide production of amplifiers is dominated by a small number of wireless infrastructure OEMs who sell these amplifiers as component parts of their wireless systems. There are no assurances that the Company's efforts to further penetrate the OEM market will be successful.

     The Company experiences significant price competition and expects price competition in the sale of amplifiers to increase. No assurances can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

Research and Development

     The Company's Research and Development ("R&D") efforts are driven by the short-term demands of the market, and potential future applications which have developed as a result of the Company's relationships with wireless communication customers. The R&D activity is mainly focused in the wireless market and, to a lesser extent, the market for custom products. R&D expenditures in fiscal 1998 and 1999 were approximately $1,962,000 and $2,981,000, respectively.

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

Patents, Proprietary Technology and Other Intellectual Property

     The Company's ability to successfully compete in a global market and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company protects some of its intellectual property by seeking patent protection on inventions resulting from ongoing research and development, and by maintaining other knowledge as industrial trade secrets. The Company has been issued three United States patents, and has two United States patents pending. There can be no assurances that the Company's pending patent applications will be allowed or issued, or that issued or pending patents will not be challenged by competitors. The Company has applied for Federal trademark protection for the mark Repeat-A-Cell and owns Federal registration of the mark Link Balancer(R).

     Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of the business depends on the collective value of its patents, trade secrets, employee expertise, specifications, technical processes, and cost-effective implementation of its technology. The Company has a policy of entering into confidentiality and non-disclosure agreements with its employees and limiting access to and distribution of its proprietary technology. Although there are no pending technology lawsuits against the Company, or unresolved notices that the Company is infringing the intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

Government Regulation

     Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals often must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. There can be no assurance that the FCC, International Telecommunications Union ("ITU"), European Telecommunications Standard Institute ("ETSI"), or other organizations charged with regulating the requirements of RF equipment, will not adopt more stringent regulations for the communications industry. If such regulations are adopted, the Company, the OEMs and the wireless system operators may be required to alter the manner in which radio signals are transmitted, or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect the Company's products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations, could affect the market for the Company's products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services. However, there can be no assurances that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers.

Employees

     As of March 31, 1999, the Company had 68 full-time employees, including 12 in R&D; 44 in manufacturing, production engineering and quality assurance; 6 in administration; and 6 in sales, marketing, order entry and customer support. The Company believes that the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Company employees are not governed by collective bargaining agreements. The Company believes its relationships with its employees are good.

Environmental Regulations

     The Company is subject to federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes, cessation of operations, or other actions which could materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The Company's lease for this space expires in April 2003. The Company believes that its current facilities are in reasonable condition and provide adequate expansion capabilities.

ITEM 3.   LEGAL PROCEEDINGS

     The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Two purported class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The first lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No.
                  -------------------------------------------------
CIV 179776, was filed on March 19, 1998 in the Superior Court for the State of California (Ventura County) (the "State Action"). The second lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No. 98-2010 CAS (Ex)
-------------------------------------------------
(C.D. Cal.), was filed on March 20, 1998 in the federal district court in Los Angeles, California (the "Federal Action"). The individual defendants named in both of the actions are Jacob Inbar (the Company's then President and Chief Executive Officer, and Chairman of the Board of Directors), Tiberiu Mazilu (the Company's then Vice President of Custom Products and a member of the Board of Directors), Edwin J. McAvoy (the Company's then Vice President of Sales and Marketing and a member of the Board of Directors), Scott T. Behan (the Company's then Vice President of New Product Development) and William E. Sheridan III (the Company's then Chief Financial Officer). While the Federal Action asserts claims under the federal securities laws and the State Action asserts claims under California's securities laws, the complaints are otherwise essentially identical. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal years 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the Federal Action, four lead plaintiffs and co-lead council were appointed on June 29, 1998 pursuant to the Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint by filing a motion to dismiss the case. Plaintiff's opposition to the motion was filed on December 3, 1998. The motion was heard by the court on February 8, 1999 and the judge has taken the motion under advisement. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim. The Company denies the material allegations in the complaints and intends to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company.

     In the State Action, all proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due 45 days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state an actionable claim.

     The Company and its legal counsel are currently evaluating the claims. At this stage, it is not possible to predict the outcome or determine a range of possible losses, if any. The Company, its directors and officers deny the material allegations in the complaints and intend to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company's financial position or results of operations. During the year ended March 31, 1998, the Company recorded $150,000 as costs related to these lawsuits. There were no additional costs recorded related to this lawsuit during the fiscal year ended March 31, 1999.

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


                                                               Price Range of Common Stock
                                                              High                    Low
                                                              ----                    ---
Fiscal year ended March 31, 1998
First quarter........................................         $ 4.88                $2.69
Second quarter.......................................         $ 9.13                $2.81
Third quarter........................................         $11.13                $3.88
Fourth quarter.......................................         $ 6.63                $4.31

Fiscal year ended March 31, 1999
First quarter........................................         $ 5.13                $3.00
Second quarter.......................................         $ 4.13                $1.38
Third quarter........................................         $ 2.06                $0.94
Fourth quarter.......................................         $ 1.88                $0.75

At June 24, 1999 there were approximately 67 holders of record of the Company's common stock.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 1998 and 1999.


(Dollars in thousands)                                                       Year Ended March 31,
                                                            ------------------------------------------------------
                                                                      1998                         1999
                                                            ------------------------  ----------------------------
Cellular and wireless telephony...........................    $ 9,832         76.9%        $ 4,160          53.5%
PCS/two-way paging........................................        982          7.7           2,116          27.2
Custom and other..........................................      1,972         15.4           1,499          19.3
                                                              -------        -----         -------        ------
    Total net sales.......................................     12,786        100.0           7,775         100.0
Cost of goods sold........................................      7,111         55.6           5,733          73.7
                                                              -------        -----         -------        ------
Gross profit..............................................      5,675         44.4           2,042          26.3
Operating expenses:
 Selling, general and administrative......................      2,848         22.3           3,049          39.2
 Research and development.................................      1,962         15.3           2,981          38.3
 Legal expense related to stockholder's   lawsuits                150          1.2               -             -
                                                              -------        -----         -------        ------
Operating income (loss)...................................        715          5.6          (3,988)        (51.2)
Other income, net.........................................       (353)        (2.8)           (384)         (4.9)
                                                              -------        -----         -------        ------
Income (loss) before provision (benefit) for  income taxes      1,068          8.4          (3,604)        (46.3)
Provision (benefit) for income taxes......................        382          3.0            (475)         (6.1)
                                                              -------        -----         -------        ------
Net income (loss).........................................    $   686          5.4%        $(3,129)       (40.2)%
                                                              =======        =====         =======        ======


Fiscal Years Ended March 31, 1999 and 1998

  Net sales. Net sales for fiscal 1999 were $7.8 million compared to $12.8 million in fiscal 1998, a 39.2% decrease. The decrease in sales is attributable to lower unit prices, lower demand in foreign customer product development, and decreased volume due to increased competition. Cellular and WLL products contributed $4.2 million, or 53.5% of net sales in fiscal 1999 compared to $9.8 million, or 76.9% of sales in fiscal 1998. The Company believes that the difference in unit sales is primarily the result of slower than expected customer development of foreign service areas, which in turn has caused postponement of expected purchases from the Company. Sales of PCS/two-way paging products totaled $2.1 million, or 27.2% of net sales in fiscal 1999, compared to $982,000, or 7.7% of net sales in fiscal 1998. The Company hopes to increase the sales volume in this market in future years. Custom and other sales were $1.5 million, or 19.3% of net sales in fiscal 1999 compared to $2.0 million, or 15.4% of net sales in fiscal 1998. Sales of custom and other products is expected to marginally increase as a result of management's decision to re-establish sales and marketing efforts in this area. Sales of products outside the United States represented approximately 42.4% and 20.0% of net sales during fiscal 1998 and 1999, respectively. Approximately 95.8% of international sales, or 40.6% of total sales in 1998 were to a single customer in Brazil.

     Gross profit. Gross profit for fiscal 1999 was $2.0 million, or 26.3% of net sales, compared to $5.7 million, or 44.4% of net sales, in fiscal 1998. The decrease is a result of lower average selling prices and gross margins for the Company's products in the highly competitive OEM market, increased inventory reserves for obsolescence due to slow moving or discontinued product lines, and insufficient absorption of overhead fixed costs at lower shipment levels. The Company expects that the pressure on selling prices will continue in fiscal 2000.

     Selling, general and administrative costs. Selling, general and administrative costs for fiscal 1999 were $3.0 million, or 39.2% of net sales, compared to $2.8 million, or 22.3% of net sales, for fiscal 1998. The increase is attributable to higher commission rates for outside sales representatives, costs associated with the implementation and support for ISO 9001 certification, and certain one-time costs for severance and outplacement fees related to the Company's head count reduction on March 12, 1999. The Company believes continued investment in marketing and administration is necessary to compete profitably in the intensely competitive wireless industry.

     Research and development costs. R & D costs for fiscal 1999 were $3.0 million, or 38.3% of net sales, compared to $2.0 million, or 15.3% of net sales, for the corresponding period in fiscal 1998. The increase is due primarily to one-time charges related to the termination of unmarketable projects, increased labor and benefits costs for additional technical staff, and depreciation expense on increased levels of capital equipment required to design and develop new products for the cellular and WLL markets.

     Legal expense related to stockholders' lawsuits. On March 19, 1998, the Company and certain of its current and former officers and directors were named as defendants in two purported class action lawsuits. In consultation with the Company's attorneys, management estimated that costs after potential insurance reimbursement associated with defending the Company would not exceed $150,000. Accordingly, the Company recorded a reserve against earnings to cover this exposure. During fiscal 1999, legal expenses related to the shareholders' lawsuit absorbed the $150,000 insurance reimbursement and all subsequent costs are anticipated to be covered by the insurance carrier.

     Other income, net. Other income for fiscal 1999 increased to $384,000 compared to $353,000 for fiscal 1998. The increase is due to interest income generated from cash invested. The cash balances are a function of the net proceeds from the Company's public offering in December 1995 and from the net cash flow as a result of operations.

     Provision/Benefit for taxes. The benefit from taxes for fiscal 1999 was $475,000 compared to a provision for taxes of $382,000 or 36% of pretax income for 1998. The Company is utilizing a net operating loss carryback to create the benefit from taxes for the current period.

     Net income (loss). For the reasons set forth above, the Company generated a net loss in fiscal 1999 of $3.1 million, or 40.2% of net sales compared to net income of $686,000, or 5.4% of net sales in fiscal 1998.

Liquidity and Capital Resources

     Historically, the Company financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering have also been used to maintain inventory and working capital balances, and increased research and development expenses.

     In August 1998, the Company announced that its Board of Directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback were purchased from time to time on the open market and are being held for issuance in connection with the future exercise of employee stock options. During fiscal 1999, the Company repurchased 114,500 shares at an aggregate purchase price of $224,000.

     In September 1998, the Company renegotiated its existing revolving bank line of credit. The amended agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.25%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1999. As of March 31, 1999, there were no borrowings outstanding under either facility. As of March 31, 1999, the Company was not in compliance with two financial covenants of the loan agreement. The Company failed to meet the net income covenant and the minimum net worth covenant and, therefore, the Company is currently prohibited of borrowings on both facilities. The Company is currently in negotiations with other financial institutions to establish new financing facilities although there are no assurances the Company will be successful in its attempt.

     In October 1998, the Company entered into a non-cancelable capital lease to acquire test equipment valued at $226,000. Terms of the lease call for 60 equal monthly payments of $4,468, commencing in November 1998, at an annual interest rate of 8.64%.

     At March 31, 1999, the Company had $6.6 million in cash and cash equivalents. The Company's operating activities used cash of approximately $1.3 million in fiscal 1999 primarily, as a result of a loss from operations. The Company's capital expenditures of $486,000 for fiscal 1999 were primarily for manufacturing test equipment, and information system improvements.

     The Company believes that the net proceeds from the initial public offering, together with net cash from operations will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

Additional Factors That May Affect Future Results

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), the Company's ability to timely develop and produce commercially viable products at competitive prices, the ability of the Company's products to operate and be compatible with various OEM base station equipment, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the Company's ability to accurately anticipate customer demand, the Company's ability to manage expense levels, the availability and cost of components, and the Company's ability to finance its activities, and maintain its financial liquidity and worldwide economic and political conditions.

     The Company experiences significant price competition and expects price competition in the sale of its products to remain very competitive. No assurances can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products, in the future. Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies.

     The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Products as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. There can be no assurances that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales of products outside the United States represented approximately 42.4% and 20.0% of net sales during fiscal 1998 and 1999, respectively. The Company is actively pursuing international customers, although no assurances can be given as to the degree of success of the Company's strategic plan. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivable collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurances that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

     Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases slower than the Company or it's customers currently anticipate, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements, and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, with the deployment of PCS, the Company has developed a line of amplifiers for PCS networks. The Company has developed several WLL products and has still more in development. There can be no assurances that the Company will manufacture such products at competitive prices in sufficient volumes.

     The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not experience such fluctuations in the future, and, in fact the Company experienced a significant decrease in revenue in fiscal 1999. The Company does not believe that demand for its products will return to fiscal 1998 levels during fiscal 2000, if at all. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurances that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to these factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's common stock would be materially adversely affected.

     Year 2000 Compliance. The Company uses computer software programs purchased from various independent vendors who may have written their programs using a two digit date field rather than a four digit date field to define the applicable year. Such computer programs which utilize a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities.

     The Company has identified the Year 2000 Issue in certain of its computer software applications and is in the process of upgrading or replacing such applications with software which, according to representations from the software providers, recognize two digit date fields "00" as the year 2000. The Company plans to test all such applications that have been represented by software providers to be year 2000 compliant. The Company has completed its assessment of internal information technology systems that will be affected by the Year 2000 Issue. The affected information technology systems will be upgraded or replaced to be year 2000 compliant by August 1999. The cost of upgrading or replacing such applications is not expected to have a material effect on the operations of the Company and has been and will continue to be funded through operating cash flows.

     The Company has contacted its key customers, suppliers, and other third parties with whom the Company exchanges electronic information to determine the impact, if any, the Year 2000 Issue may have on their information technology systems, which in turn, would have an impact on the Company. The Company is reviewing the responses from its key customers, suppliers, and other third parties to assess any potential impact to the Company and to verify responses. There can be no assurance that such customers, suppliers or third parties will not suffer business disruptions due to the Year 2000 Issue. Such failures could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 7.   FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                            Page
                                                                                                           ------
Report of Independent Public Accountants.................................................................      17

Balance Sheet as of March 31, 1999.......................................................................      18

Statements of Operations for each of the two years ended March 31, 1999..................................      19

Statements of Stockholders' Equity for each of the two years ended March 31, 1999........................      20

Statements of Cash Flows for each of the two years ended March 31, 1999..................................      21

Notes to Financial Statements............................................................................      22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AML Communications, Inc.:

     We have audited the accompanying balance sheet of AML Communications, Inc. (a Delaware corporation) as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 1999, and the results of its operations and its cash flows for each of the two years ended March 31, 1999, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP

Los Angeles, California
May 12, 1999

                           AML COMMUNICATIONS, INC.

                                 BALANCE SHEET

                             AS OF MARCH 31, 1999


ASSETS
------
Current Assets:

  Cash and cash equivalents.................................................    $ 6,597,000
  Accounts receivable, net of allowance for doubtful accounts of $42,000....        427,000
  Inventories...............................................................      1,783,000
  Income tax receivable.....................................................        537,000
  Other current assets......................................................        118,000
                                                                                -----------
     Total current assets...................................................      9,462,000


Property and Equipment, at cost:............................................      4,370,000
  Less--Accumulated depreciation and amortization...........................     (2,288,000)
                                                                                -----------
                                                                                  2,082,000

Deferred Taxes..............................................................        288,000
Other Assets................................................................        114,000
                                                                                -----------
                                                                                $11,946,000
                                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable..........................................................    $   558,000
  Current portion of  capital lease obligations.............................         60,000
        Accrued expenses:
             Accrued payroll and payroll related expenses...................        349,000
             Accrued commissions............................................         40,000
            Other accrued expenses..........................................        364,000
                                                                                -----------
        Total current liabilities...........................................      1,371,000

Capital Lease Obligations, net of current portion...........................        185,000
Commitments and Contingencies (Notes 3 and 7)
Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or
     outstanding............................................................             --
  Common stock, $.01 par value:
     15,000,000 shares authorized;
     6,374,629 shares issued and 6,260,129 outstanding......................         63,000
  Capital in excess of par value............................................      9,365,000
  Treasury stock--114,500 shares, at cost...................................       (223,000)
  Retained earnings.........................................................      1,185,000
                                                                                -----------
       Total stockholders' equity...........................................     10,390,000
                                                                                -----------
                                                                                $11,946,000
                                                                                ===========

       The accompanying notes are an integral part of this balance sheet.

                           AML COMMUNICATIONS, INC.

                           STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1999


                                                                     Year Ended
                                                            ----------------------------------
                                                              March 31,           March 31,
                                                               1998               1999
                                                            ------------        -------------
Net Sales.............................................        $12,786,000        $ 7,775,000
Cost of Goods Sold....................................          7,111,000          5,733,000
                                                              -----------        -----------
     Gross profit.....................................          5,675,000          2,042,000

Operating Expenses:
  Selling, general and administrative.................          2,848,000          3,049,000
  Research and development............................          1,962,000          2,981,000
  Legal expense related to stockholders' lawsuits.....            150,000                 --
                                                              -----------        -----------
                                                                4,960,000          6,030,000
                                                              -----------        -----------
     Operating income (loss)..........................            715,000         (3,988,000)

Other (Income) Expense:
  Interest income.....................................           (366,000)          (394,000)
  Interest expense....................................             16,000             16,000
  Other...............................................             (3,000)            (6,000)
                                                              -----------        -----------
                                                                 (353,000)          (384,000)
                                                              -----------        -----------

     Income (loss) before provision (benefit)
       for income taxes...............................          1,068,000         (3,604,000)

Provision (Benefit) for Income Taxes..................            382,000           (475,000)
                                                              -----------        -----------

     Net income (loss)................................        $   686,000        $(3,129,000)
                                                              ===========        ===========

Basic Earnings (Loss) Per Common Share................        $      0.11        $     (0.50)
                                                              ===========        ===========
Basic Weighted Average Number of Shares of
 Common Stock Outstanding.............................          6,213,000          6,279,000
                                                              ===========        ===========

Diluted Earnings (Loss) Per Common Share..............        $      0.11        $     (0.50)
                                                              ===========        ===========
Diluted Weighted Average Number of Shares of
 Common Stock Outstanding.............................          6,332,000          6,279,000
                                                              ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1999




                                     Common Stock         Capital in          Treasury Stock
                                -----------------------   Excess of         ------------------          Retained
                                 Shares         Amount    Par Value         Shares      Amount          Earnings        Totals
                                -----------------------   ---------         ------      ------          --------        ------
Balance, March 31, 1997.......   6,082,190     $61,000       $9,048,000           --   $     --        $ 3,628,000    12,737,000

 Exercise of stock options....     209,740       2,000           86,000           --          --                --        88,000
 Tax benefit from exercise
         of stock options.....          --          --          197,000           --          --                --       197,000
 Net income...................          --          --               --           --          --           686,000       686,000
                                 ---------     -------       ----------   ----------   ---------       -----------   -----------

Balance, March 31, 1998.......   6,291,930      63,000        9,331,000           --          --         4,314,000    13,708,000

 Exercise of stock options....      82,699       1,000           34,000           --          --                --        35,000
 Repurchase of treasury
    shares....................    (114,500)     (1,000)              --     (114,500)   (223,000)               --      (224,000)
 Net loss.....................          --          --               --           --          --        (3,129,000)   (3,129,000)
                                 ---------     -------       ----------   ----------   ---------       -----------   -----------

Balance, March 31, 1999.......   6,260,129     $63,000       $9,365,000   $ (114,500)  $(223,000)      $ 1,185,000   $10,390,000
                                 =========     =======       ==========   ==========   =========       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.

                           STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1999


                                           Year Ended
                                           March 31,      March 31,
                                              1998           1999
                                          ------------  --------------
Cash Flows from Operating Activities:
  Net income (loss).....................  $   686,000   $  (3,129,000)
  Adjustments to reconcile net income
   (loss) to net cash
    provided by (used in) operating
     activities:
     Depreciation and amortization......      650,000         726,000
     Changes in assets and liabilities:
        Decrease (increase) in:
           Marketable securities........    3,259,000              --
           Accounts receivable..........      282,000       1,201,000
           Inventories..................     (765,000)        942,000
           Income tax receivable........           --        (537,000)
           Other assets.................       80,000          41,000
           Deferred tax asset...........      (17,000)         61,000
        Increase (decrease) in:
           Accounts payable.............      (91,000)       (208,000)
           Accrued expenses.............      350,000        (200,000)
           Income taxes payable.........      148,000        (195,000)
                                          -----------   -------------
           Net cash provided by (used
            in)                             4,582,000      (1,298,000)
            operating activities........  -----------   -------------
Cash Flows from Investing Activities:
  Purchases of property and equipment...     (783,000)       (486,000)
                                          -----------   -------------
           Net cash used in investing        (783,000)       (486,000)
            activities..................  -----------   -------------
Cash Flows from Financing Activities:
        Treasury stock repurchase.......           --        (224,000)
  Proceeds from exercise of stock              88,000          35,000
   options..............................
  Principal payments capital lease            (45,000)        (35,000)
   obligations..........................  -----------   -------------
           Net cash provided by (used
            in) financing activities....       43,000        (227,000)
                                          -----------   -------------
Net Increase (decrease) in Cash and         3,842,000      (2,011,000)
 Cash Equivalents.......................
Cash and Cash Equivalents, beginning of     4,766,000       8,608,000
 year...................................  -----------   -------------
Cash and Cash Equivalents, end of year..  $ 8,608,000   $   6,597,000
                                          ===========   =============
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
       Interest.........................  $    16,000   $      16,000
                                          ===========   =============
       Income taxes.....................  $    59,000   $     191,000
                                          ===========   =============
  Non-cash transactions:
       Tax benefit related to exercise
         of employee stock options        $   197,000   $          --
                                          ===========   =============
       Debt incurred to purchase
         equipment........                $        --   $     226,000
                                          ===========   =============

   The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999

1.   Line of Business

     AML Communications, Inc. (the ''Company'') designs and manufactures multi-carrier amplifiers and related products for the cellular, personal communication services ("PCS"), paging, wireless local loop and other satellite communication markets.

2.   Summary of Significant Accounting Policies

     Concentration of Cash

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 1999, the Company had cash and cash equivalent balances totaling $6,497,000 in financial institutions which were in excess of federally insured amounts.

     Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 1999, two customers comprised 45.9% and 14.1% of accounts receivable, respectively.

     During fiscal 1998, the Company had sales to two customers which represented 40.6% and 11.8% of net sales, respectively. During fiscal 1999, the Company had sales to two customers which represented 20.5% and 11.9% of net sales, respectively.

     The Company's customers are comprised primarily of cellular service providers and original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. However, the Company also had sales to customers in South America, Western Europe, Canada, Israel, Russia, China and Korea. During the fiscal years ended March 31, 1998 and March 31, 1999, international sales were $5.4 million, or 42.4% of net sales and $1.6 million, or 20.0% of net sales, respectively. In fiscal year 1998, 95.8% of international sales were to a single customer in Brazil. In fiscal 1999, 42.8%, 21.3%, and 14.3% of international sales were to individual customers in Germany, Brazil, and Israel, respectively.

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

     Inventories

     Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                          March 31, 1999
                                          --------------
          Raw materials.............        $1,217,000
          Work in process...........           343,000
          Finished goods............           223,000
                                            ----------
                                            $1,783,000
                                            ==========

     Depreciation and Amortization

     Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

          Machinery and equipment.....................    3 to 5 years
          Furniture and fixtures......................    5 years
          Leasehold improvements......................    Life of lease

     The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

     Property and equipment consist of the following:

                                                        March 31, 1999
                                                        --------------
          Machinery and equipment...................       $3,676,000
          Furniture and fixtures....................          129,000
          Leasehold improvements....................          565,000
                                                           ----------
                                                           $4,370,000
                                                           ==========

     Warranty and Customer Support

     The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

     Earnings Per Share

     Earnings per share calculations are in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Accordingly, "basic" earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method).

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the two years ended March 31, 1999 follows:

                                                                                         Year Ended March 31,
                                                                                        ---------------------
                                                                                     1998                  1999
                                                                                 ------------          ------------
    Weighted average number of common shares outstanding - Basic............        6,213,000             6,279,000
    Dilutive effect of outstanding stock options............................          119,000                    --
                                                                                    ---------             ---------
    Weighted average number of common shares outstanding - Diluted..........        6,332,000             6,279,000
                                                                                    =========             =========

Due to the loss in fiscal 1999, the effect of outstanding options was not included as the effect would be anti-dilutive.

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

     Business Segments

     The Company operates as one reportable business segment. The Company designs and manufactures multi-carrier amplifiers and related products for the cellular, PCS, paging, wireless local loop and other satellite communication markets.

3.   Debt and Lease Commitments

     Bank Line of Credit

     In September 1998, the Company renegotiated its existing revolving bank line of credit. The amended agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.25%. The second facility is a $500,000 non-revolving line of credit with term repayment options which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. The second facility bears interest at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1999. As of March 31, 1999, there were no borrowings outstanding under either facility. As of March 31, 1999, the Company was not in compliance with two financial covenants of the loan agreement. The Company failed to meet the net income covenant and the minimum net worth covenant and, therefore, the Company is currently prohibited of borrowings on both facilities. The Company is currently in negotiations with other financial institutions to establish new financing facilities although there are no assurances the Company will be successful in its attempt.

     Capital and Operating Lease Obligations

     The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2003. Total rent expense under these operating leases was approximately $172,000 and $158,000 during the years ended March 31, 1998 and 1999, respectively. Included in property and equipment is approximately $319,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases which expire through September 30, 2003. The effective interest rate for these leases range from 8.64% to 12.68%.

     Total minimum lease payments under the above leases are as follows:

                                                               Capital        Operating
                                                               Leases           Leases          Total
                                                            ------------    -------------    -------------
     Year ending March 31,
          2000.......................................           $ 79,000         $158,000         $237,000
          2001.......................................             73,000          160,000          233,000
          2002.......................................             56,000          161,000          217,000
          2003.......................................             56,000          163,000          219,000
          2004.......................................             28,000           16,000           44,000
          Thereafter.................................                 --               --               --
                                                                --------         --------         --------
                                                                 292,000         $658,000         $950,000
                                                                                 ========         ========
     Less--Amount representing interest..............            (47,000)
                                                                --------
     Present value of minimum lease payments.........            245,000
     Less--Current portion...........................            (60,000)
                                                                --------
                                                                $185,000
                                                                ========

4.   Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

     The provision (benefit) for income taxes for each of the years ended March 31, 1998 and 1999, consists of the following:

                                                                Year Ended
                                                  --------------------------------------
                                                   March 31, 1998         March 31, 1999
                                                  ---------------         --------------
     Current:
          Federal..............................         $339,000            $(485,000)
          State................................           60,000              (51,000)
                                                        --------            ---------
                                                         399,000             (536,000)
                                                        --------            ---------
     Deferred..................................          (17,000)              61,000
                                                        --------            ---------
     Provision (benefit) for income taxes......         $382,000            $(475,000)
                                                        ========            =========

     Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 1998 and 1999 are as follows:

                                                      March 31,                         March 31,
                                                        1998                              1999
                                            ---------------------------        --------------------------
                                              Amount           Percent            Amount         Percent
                                            ----------       ----------        -----------     ----------
Income tax at statutory federal rate          $363,000             34%         $(1,209,000)         (34%)
State income taxes, net of federal
 income tax............................         64,000              6              (33,000)          (1)
Effect of permanent differences........          7,000              1               65,000            2
Research and development credit........        (67,000)            (6)                  --            -
Change in valuation allowance..........             --              -             (111,000)          (3)
Other..................................         15,000              1              813,000           23
                                            ----------           ----          -----------         ----
                                              $382,000             36%         $  (475,000)         (13%)
                                            ==========           ====          ===========         ====

     Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     A detail of the Company's deferred tax asset as of March 31, 1999 follows:

          Inventory reserves................................       $  265,000
          Allowance for doubtful accounts...................           17,000
          Accrued vacation..................................           37,000
          Accrued bonus.....................................           60,000
          Accrued warranty and customer support.............           55,000
          Other.............................................          108,000
          Net operating loss carryforwards..................          702,000
          Depreciation......................................          (54,000)
                                                                   ----------
                                                                    1,190,000
          Valuation allowance...............................         (902,000)
                                                                   ----------
                                                                   $  288,000
                                                                   ==========

5.   Stockholders' Equity

     Stock Repurchase Program

     In August 1998, the Company announced that its board of directors authorized a stock repurchase program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the repurchase program were bought from time to time in the open market and are held for issuance in connection with the future exercise of employee stock options. For the year ended March 31, 1999, the Company repurchased 114,500 shares at an aggregate cost of $224,000.

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

                                                                                                Weighted
                                                                           Number of             Average
                                                                             Shares           Exercise Price
                                                                           ----------         --------------
Outstanding at March 31, 1997.......................................          430,327                $ 3.50
Granted.............................................................          214,838                  5.02
Exercised...........................................................         (209,740)                  .42
Canceled............................................................          (92,043)                10.80
                                                                             --------

Outstanding at March 31, 1998.......................................          343,382                  4.39
Granted.............................................................          298,500                  2.14
Exercised...........................................................          (82,699)                  .41
Canceled............................................................         (108,091)                 7.18
                                                                             --------

Outstanding at March 31, 1999.......................................          451,092                $ 3.74
                                                                             ========

     The weighted average fair value for options granted during each year was $4.51 and $2.14 for fiscal 1998 and fiscal 1999, respectively.

     The number of common stock options available for grant as of each year were 114,861 for fiscal 1998 and 327,566 for fiscal 1999.

     Options outstanding at March 31, 1999 and related weighted average price and life information is as follows:

                                            Weighted              Total
                           Total            Average             Weighted                            Weighted
    Range of              Options        Remaining Life          Average           Options           Average
 Exercise Prices        Outstanding          (Years)         Exercise Price      Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------
       $0.60                6,854             0.1                $ 0.60              6,854            $ 0.60
  $1.00 - $  1.44         150,000             9.8                $ 1.26                 --                --
  $2.00 - $  2.44          25,000             9.5                $ 2.18                 --                --
  $3.56 - $  4.88         169,738             6.1                $ 3.87             24,878            $ 3.82
  $5.44 - $  8.06          78,000             6.0                $ 5.97             34,500            $ 6.17
  $12.33 -$ 15.75          21,500             5.9                $14.72             10,750            $14.72
-------------------       -------            ----                ------             ------            ------
  $ 0.60 -$ 15.75         451,092            73.4                $ 3.74             76,982            $ 6.11

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

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              1998     1999
                                                              ----     ----
     Expected life (years)................................     10       10
     Dividend yield.......................................     --       --

     The interest rate range is 4.53% - 6.82% and the range for volatility is 96.7%- 102.9%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $439,000 and $567,000 in fiscal 1998 and fiscal 1999, respectively. This would result in a pro forma net income resulting from the increased compensation cost of $423,000, or $.07 per diluted share, and pro forma net loss of $3,696,000, or $(0.58) per diluted share, in fiscal 1998 and fiscal 1999, respectively. The effect of stock-based compensation on net income
(loss) for fiscal 1998 and 1999 may not be representative of the effect on pro forma net income (loss) in future years because compensation expense related to grants made prior to fiscal 1997 is not considered.

     Warrants

     In connection with the initial public offering in December 1995, the Company sold the underwriters five-year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $6.40 per common share. As of March 31, 1999, all 150,000 warrants are outstanding and currently exercisable.

6.  Employee Benefit Plan

     The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no matching contribution for the years ended March 31, 1998 and 1999. However, for the years ended March 31, 1998 and 1999 the Company contributed $82,000 and $36,000 in discretionary contributions, respectively.

7.  Legal Proceedings

     The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Two purported class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The first lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No.
                  -------------------------------------------------
CIV 179776, was filed on March 19, 1998 in the Superior Court for the State of California (Ventura County) (the "State Action"). The second lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No. 98-2010 CAS (Ex)
-------------------------------------------------
(C.D. Cal.), was filed on March 20, 1998 in the federal district court in Los Angeles, California (the "Federal Action"). The individual defendants named in both of the actions are Jacob Inbar (the Company's then President, Chief Executive Officer and Chairman of the Board of Directors), Tiberiu Mazilu (the Company's then Vice President of Custom Products and a member of the Board of Directors), Edwin J. McAvoy (the Company's then Vice President of Sales and Marketing and a member of the Board of Directors), Scott T. Behan (the Company's then Vice President of New Product Development) and William E. Sheridan III (the Company's then Chief Financial Officer). While the Federal Action asserts claims under the federal securities laws and the State Action asserts claims under California's securities laws, the complaints are otherwise essentially identical. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal years 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

     In the Federal Action, four lead plaintiffs and co-lead council were appointed on June 29, 1998 pursuant to the Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint by filing a motion to dismiss the case. Plaintiff's opposition to the motion was filed on December 3, 1998. The motion was heard by the court on February 8, 1999, and the judge has taken the motion under advisement. All discovery is stayed in the federal action unless and until it is determined that plaintiffs have stated an actionable claim. The Company denies the material allegations in the complaints and intends to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company.

     In the State Action, all proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs also intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due 45 days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state an actionable claim.

     The Company and its legal counsel are currently evaluating the claims. At this stage, it is not possible to predict the outcome or determine a range of possible losses, if any. The Company, its directors and officers deny the material allegations in the complaints and intend to defend the actions vigorously. An adverse determination could have a material adverse effect upon the Company's financial position or results of operations. During the year ended March 31, 1998, the Company recorded $150,000 as costs related to these lawsuits. There were no additional costs recorded related to the lawsuit during the fiscal year ended, March 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

     The Board of Directors consists of six directors divided into three classes serving staggered three-year terms. The following table sets forth certain information with respect to the executive officers and directors of the Company:

Name                         Age      Position                                            Term Expires
----                         ---      --------                                            ------------
Jacob Inbar                   50      Chairman of the Board                               2001
Kirk A. Waldron               36      President, Chief Executive Officer and Director     2000
Scott T. Behan                38      Executive Vice President, Sales and Marketing       1999
                                      and Director
Tiberiu Mazilu, Ph.D.         53      Vice President of Engineering                         --
David A. Derby                58      Director                                            2000
Richard W. Flatow             58      Director                                            1999
Gerald Starek                 58      Director                                            2001

     All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any directors or officers of the Company.

     Jacob Inbar is a co-founder of the Company and has been a Director and Chairman of the Board since September 1985. From 1986 to 1999, Mr. Inbar served as President and Chief Executive Officer of the Company. Mr. Inbar holds a B.S. in Electrical Engineering from Ben Gurion University, Israel and an M.B.A. from California Lutheran University.

     Kirk A. Waldron has been a Director, President and Chief Executive Officer of the Company since February 1999. From 1996 up until his current appointment, Mr. Waldron served as the Company's Chief Financial Officer and in 1998 he was appointed as the Company's Chief Operating Officer. From 1994 to 1996, Mr. Waldron was Chief Financial Officer at Dynamotion/ATI Corp., a publicly held high-tech manufacturer of precision drilling equipment. Mr. Waldron holds a B.S. in Business Administration from the University of Southern California.

     Scott T. Behan has been a Director and Executive Vice President of Sales and Marketing of the Company since February 1999, and has been a Director of Interactive Buyers Network, a high-tech Internet E-commerce service provider, since 1998. From 1994 up until his current appointment, Mr. Behan served as the Company's Vice President of New Business Development. From 1987 to 1994, Mr. Behan held a variety of engineering and sales and marketing positions within the Company. Mr. Behan holds a B.S. in Electrical Engineering from Worcester Polytechnical Institute.

     Tiberiu Mazilu, Ph.D. is a co-founder of the Company and has served as its Vice President of Engineering since February, 1999. Dr. Mazilu served as the Company's Vice President, Custom Products and as a Director from January 1987 to February 1999. Dr. Mazilu served as the Company's Chairman of the Board from January 1987 until September 1995. Dr. Mazilu holds a Ph.D. in Electrical Engineering, with a specialty in electromagnetics, from the University of California, Los Angeles.

     David A. Derby has been a Director of the Company since December 1995, and has been President, Chief Executive Officer and a Director of Datron Systems Incorporated (Nasdaq: DTSI), a manufacturer of radio and satellite communication systems and products, since May 1982. In April 1998, Mr. Derby was elected Chairman of the Board of Datron Systems Incorporated.

     Richard W. Flatow has been a Director of the Company since December 1995 and has been the President of RWF Enterprises, a management consulting firm, since 1994. From 1993 to 1994, Mr. Flatow was President and Chief Executive Officer of Futurekids, Inc., a franchiser of computer training for children. Previously, Mr. Flatow was a Managing Partner and Senior Consultant for Hankin & Co., a middle-market management consulting firm.

     Gerald M. Starek has been a Director of the Company since March 1999, and has served as a Director of Advanced Energy Industries, Inc. since 1998. From 1993 to 1995, Mr. Starek served on the Board of Directors of Systems Chemistry, Inc., a privately held company that was purchased in 1995 by SubMicron Systems, Inc.. Previously, Mr. Starek served as President, Chief Executive Officer and Chairman of the Silicon Valley Group, a supplier of automated wafer processing equipment for the semiconductor industry that he founded in 1977.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose in this annual report on Form 10-KSB any non-compliance with those requirements during the fiscal year ended March 31, 1999. Based solely upon a review of reports delivered to the Company for fiscal 1999, all Section 16(a) filing requirements were satisfied.

ITEM 10.   EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on September 22, 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1999 Annual Meeting of the Stockholders to be held on September 22, 1999.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 1999, the Company paid two of its directors amounts aggregating approximately $3,000 each for consulting services.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)  The following are attached as Exhibits to this Form 10-KSB:

          3.1   Articles of Incorporation*
          3.2   Bylaws*
         10.1   AML Communications, Inc. Stock Incentive Plan*
         10.2   Form of Incentive Stock Option Agreement*
         10.3   Form of Non-employee Director Incentive Stock Option Agreement*
         10.4   Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.*******
         10.5   Stock Option Agreement, dated December 15, 1995, between the Company and David A. Derby.*******
         10.6   Stock Option Agreement, dated August 28, 1996, between the Company and David A. Derby.*******
         10.7   Stock Option Agreement, dated December 15, 1995, between the Company and Richard W. Flatow.*******
         10.8   Stock Option Agreement, dated August 28, 1996, between the Company and Richard W. Flatow.*******
         10.9   Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.*******
        10.10   Form of Indemnity Agreement*
        10.11   Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30,
                1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership**
        10.12   Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California
                Limited Partnership***
        10.13   Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National
                Trust and Savings Association ****
        10.14   Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and
                Savings Association****
        10.15   Amendment No. 1 dated September 2, 1997 to Business Loan Agreement dated August 2, 1996 between the
                Company and Bank of America National Trust and Savings Association*****
        10.16   Stock Incentive Plan of AML Communications, Inc., as Amended and Restated on June 24, 1998 ******
        10.17   Form of amended Nonemployee Director Stock Option Agreement. ******
        10.18   Amendment No. 2 dated September 1, 1998 to Business Loan Agreement dated August 2, 1996 between the
                Company and Bank of America National Trust and Savings Association. ******
        10.19   Change in Control Agreement dated August 25, 1998 between the Company and Kirk A. Waldron.+
        10.20   Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar+
        10.21   Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu+
        10.22   Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy+
        23.1    Consent of Arthur Andersen, LLP
        27      Financial Data Schedule
        *       Previously filed with the Securities and Exchange Commission as an exhibit to the Registration
                Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference
        **      Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on
                Form  8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996,
                and incorporated herein by reference
        ***     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference
        ****    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference
        *****   Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference
        ******  Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference
        ******* Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference

        +       Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

******* Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

(b)  Reports on Form 8-K

     During the three months ended March 31, 1999, the Company filed a report on Form 8-K reflecting the February 24, 1999 change in senior management, appointing Kirk A. Waldron as President and Chief Executive Officer, and Scott T. Behan to the newly created position of Executive Vice President of Sales and Marketing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:     /s/ Kirk A. Waldron                 Dated: June 28, 1999
     -------------------------------               -------------
          Kirk A. Waldron
   President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                   Date
------------------------------  ------------------------------  -------------

    /s/ Jacob Inbar             Chairman of the                 June 28, 1999
------------------------------                                  -------------
    Jacob Inbar                 Board

    /s/ Kirk A. Waldron         President, Chief                June 28, 1999
------------------------------                                  -------------
    Kirk A. Waldron             Executive Officer and
                                Director

    /s/ Scott T Behan           Secretary, Executive Vice       June 28, 1999
------------------------------                                  -------------
    Scott T. Behan              President-Sales and Marketing,
                                and Director

    /s/ David A. Swoish         Controller and Chief            June 28, 1999
------------------------------                                  -------------
    David A. Swoish             Accounting Officer

    /s/ David A. Derby          Director                        June 28, 1999
------------------------------                                  -------------
        David A. Derby

    /s/ Richard W. Flatow       Director                        June 28, 1999
------------------------------                                  -------------
    Richard W. Flatow

    /s/ Gerald M Starek         Director                        June 28, 1999
------------------------------                                  -------------
    Gerald M. Starek

                                 Exhibit Index

 Exhibit
  Number                       Description
 -------                       -----------
    3.1     Articles of Incorporation*
    3.2     Bylaws*
   10.1     AML Communications, Inc. Stock Incentive Plan*
   10.2     Form of Incentive Stock Option Agreement*
   10.3     Form of Non-employee Director Incentive Stock Option Agreement*
   10.4     Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.*******
   10.5     Stock Option Agreement, dated December 15, 1995, between the Company and David A. Derby.*******
   10.6     Stock Option Agreement, dated August 28, 1996, between the Company and David A. Derby.*******
   10.7     Stock Option Agreement, dated December 15, 1995, between the Company and Richard W. Flatow.*******
   10.8     Stock Option Agreement, dated August 28, 1996, between the Company and Richard W. Flatow.*******
   10.9     Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.*******
  10.10     Form of Indemnity Agreement*
  10.11     Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership**
  10.12     Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited
            Partnership***
  10.13     Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and
            Savings Association****
  10.14     Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and
            Savings Association****
  10.15     Amendment No. 1 dated September 2, 1997 to Business Loan Agreement dated August 2, 1996 between the
            Company and Bank of America National Trust and Savings Association*****
  10.16     Stock Incentive Plan of AML Communications, Inc., as Amended and Restated on June 24, 1998******
  10.17     Form of amended Non-employee Director Stock Option Agreement.*******
  10.18     Amendment No. 2 dated September 1, 1998 to Business Loan Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association.******
  10.19     Change in Control Agreement dated August 25, 1998 between the Company and Kirk A. Waldron.+
  10.20     Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar.+
  10.21     Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu.+
  10.22     Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.+
  23.1      Consent of Arthur Andersen, LLP.
  27        Financial Data Schedule

_________________________

            *       Previously filed with the Securities and Exchange Commission as an exhibit to the Registration
                    Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.
            **      Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on
                    Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13,
                    1996, and incorporated herein by reference.
            ***     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                    Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference.
            ****    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                    Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
            *****   Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                    Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.
            ******  Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                    Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.
            ******* Previously filed with the Securities and Exchange Commission as an exhibit to the Company's
                    Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference.
            +       Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.