Form 10QSB
period 1999-06-30
AML COMMUNICATIONS INC
filed 1999-08-06
CIK 1003640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended:  June 30, 1999 or

    TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE
--
    ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:    0-27252

                           AML COMMUNICATIONS, INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                            77-0130894
            --------                            ----------
(State or Other jurisdiction of               (IRS Employer
 incorporation or organization)             Identification No.)

      1000 Avenida Acaso
     Camarillo, California                              93012
     ---------------------                              ------
(Address of principal executive offices)              (Zip Code)


                                (805) 388-1345
                                --------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----    -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  July 31, 1999:    6,380,570


Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----   -----

Number of pages in this Form 10-Q  SB   14
                                        --

                           AML COMMUNICATIONS, INC.

                                     INDEX
PART I       FINANCIAL INFORMATION                                         PAGE

Item 1.      Financial Statements (unaudited)

             Statements of Operations for the three month periods ended      3
             June 30, 1999 and June 30, 1998

             Balance Sheets at June 30, 1999 and March 31, 1999              4

             Statements of Cash Flows for the three month periods ended      5
             June 30, 1999 and June 30, 1998

             Notes to the Financial Statements                               6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   8

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                              12

Item 6.      Exhibits and Reports on Form 8-K                               12

             SIGNATURES                                                     13

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                        ------------------------------------------
                                                                         June 30, 1999              June 30, 1998
                                                                        ---------------            ---------------
Net sales                                                               $     2,277,000            $     3,058,000
Cost of goods sold                                                            1,454,000                  1,779,000
                                                                        ---------------            ---------------
     Gross profit                                                               823,000                  1,279,000

Operating expenses:
     Selling, general and administrative                                        691,000                    695,000
     Research and development                                                   382,000                    512,000
                                                                        ---------------            ---------------
                                                                              1,073,000                  1,207,000
                                                                        ---------------            ---------------
Operating income (loss)                                                        (250,000)                    72,000

Other income, net                                                               (63,000)                  (108,000)
                                                                        ---------------            ---------------
Income (loss) before provision (benefit)
      for income taxes                                                         (187,000)                   180,000
Provision (benefit) for income taxes                                                 --                     65,000
                                                                        ---------------            ---------------

Net income (loss)                                                            $ (187,000)                $  115,000
                                                                        ===============            ===============

Basic earnings (loss) per common share                                           $(0.03)                     $0.02
                                                                        ===============            ===============
Basic weighted average number of shares of
    common stock outstanding                                                  6,266,000                  6,297,000
                                                                        ===============            ===============

Diluted earnings (loss) per common share                                         $(0.03)                     $0.02
                                                                        ===============            ===============
Diluted weighted average number of shares of
    common stock outstanding                                                  6,266,000                  6,355,000
                                                                        ===============            ===============



  The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEETS

                                                                                              June 30,                   March 31,
                                                                                                1999                       1999
                                                                                            ------------               ------------
                                                                                             (Unaudited)                 (Audited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                                 $  5,580,000               $  6,597,000
  Accounts receivable, net of allowance for doubtful accounts of
     $60,000 at June 30, 1999 and $42,000 at March 31, 1999                                    1,465,000                    427,000
  Inventories                                                                                  2,140,000                  1,783,000
  Income taxes receivable                                                                        482,000                    537,000
  Other current assets                                                                           247,000                    118,000
                                                                                            ------------               ------------
     Total current assets                                                                      9,914,000                  9,462,000
                                                                                            ------------               ------------

Property and Equipment, at cost:                                                               4,411,000                  4,370,000
  Less - Accumulated depreciation and amortization                                            (2,464,000)                (2,288,000)
                                                                                            ------------               ------------
                                                                                               1,947,000                  2,082,000

Deferred Taxes                                                                                   288,000                    288,000
Other Assets                                                                                     114,000                    114,000
                                                                                            ------------               ------------
                                                                                            $ 12,263,000               $ 11,946,000
                                                                                            ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                          $    809,000               $    558,000
  Current portion of capital lease obligations                                                    61,000                     60,000
  Accrued expenses:
      Accrued payroll and payroll related expenses                                               461,000                    349,000
      Accrued commissions                                                                        150,000                     40,000
      Other accrued liabilities                                                                  406,000                    364,000
                                                                                            ------------               ------------
            Total current liabilities                                                          1,887,000                  1,371,000
                                                                                            ------------               ------------

Capital Lease Obligations, net of current portion                                                169,000                    185,000
                                                                                            ------------               ------------

Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                                     --                         --
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,266,070 shares issued
       and outstanding at June 30, 1999 and 6,260,129 shares issued and
       outstanding at March 31, 1999                                                              63,000                     63,000
  Capital in excess of par value                                                               9,369,000                  9,365,000
  Treasury stock-114,500 shares, at cost                                                        (223,000)                  (223,000)
  Retained earnings                                                                              998,000                  1,185,000
                                                                                            ------------               ------------
                                                                                              10,207,000                 10,390,000
                                                                                            ------------               ------------
                                                                                            $ 12,263,000               $ 11,946,000
                                                                                            ============               ============


     The accompanying notes are an integral part of these balance sheets.

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                       ---------------------------------------
                                                                         June 30,                   June 30,
                                                                           1999                       1998
                                                                       ------------                -----------
Cash Flows from Operating Activities:
 Net income (loss)                                                     $   (187,000)               $   115,000
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                            176,000                    196,000
   Changes in assets and liabilities:
    Decrease (increase) in:
     Accounts receivable                                                 (1,038,000)                  (153,000)
     Inventories                                                           (357,000)                   111,000
     Other assets                                                          (129,000)                   (24,000)
     Income taxes receivable                                                 55,000                         --
    Increase (decrease) in:
     Accounts payable                                                       251,000                    151,000
     Accrued expenses                                                       264,000                   (111,000)
     Income taxes payable                                                        --                   (165,000)
                                                                       ------------                -----------
Net cash provided by (used in) operating activities                        (965,000)                   120,000
                                                                       ------------                -----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                                        (41,000)                  (333,000)
                                                                       ------------                -----------
Net cash used in investing activities                                       (41,000)                  (333,000)
                                                                       ------------                -----------

Cash Flows from Financing Activities:
 Exercise of stock options                                                    4,000                      3,000
 Principal payments on capital lease obligations                            (15,000)                    (6,000)
                                                                       ------------                -----------
Net cash used in financing activities                                       (11,000)                    (3,000)
                                                                       ------------                -----------
Net Increase (Decrease) in Cash and Cash Equivalents                     (1,017,000)                  (216,000)
Cash and Cash Equivalents, beginning of period                            6,597,000                  8,608,000
                                                                       ------------                -----------
Cash and Cash Equivalents, end of period                               $  5,580,000                $ 8,392,000
                                                                       ============                ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                             $      6,000                $     2,000
                                                                       ============                ===========
  Income taxes                                                         $         --                $   190,000
                                                                       ============                ===========



  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

1.   Basis of Presentation

     AML Communications, Inc. (the "Company") designs and manufactures multi-carrier amplifiers, and related products for the cellular, personal communication services ("PCS"), paging, wireless local loop, satellite, and other communication markets.

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

2.   Earnings Per Share

     Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method).


3.   Inventories

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                                     June 30, 1999                 March 31, 1999
                                                                     -------------                 --------------
                                                                      (Unaudited)                     (Audited)
Raw materials                                                          $1,302,000                    $1,217,000
Work-in-process                                                           542,000                       343,000
Finished goods                                                            296,000                       223,000
                                                                       ----------                    ----------
                                                                       $2,140,000                    $1,783,000
                                                                       ==========                    ==========

4.   Legal Proceedings

     As described in the Company's Form 10-KSB for the fiscal years ended March 31, 1998 and March 31, 1999, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

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

     With respect to the action pending in state court, entitled Sussman v. AML
                                                                 --------------
Communications, Inc., et al., Case No. CIV 179776 (Ventura County), all
----------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs have informed the Company that they intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim. It is management's opinion that the lawsuit and subsequent claims are without merit. Management intends to continue to vigorously defend its position.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words "expects" "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, factors set forth in "Additional Factors That May Affect Future Results" and other risks detailed in the Company's Securities and Exchange Commission filings. AML Communications Inc., undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.



Results of Operations
---------------------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales. Net sales for the three months ended June 30, 1999 were $2.3 million compared to net sales of $3.1 million in the three months ended June 30, 1998, a 26.0% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's PCS/paging products, which contributed $89,000, or 3.9% of net sales, for the three months ended June 30, 1999, compared to $864,000, or 28.3% of net sales, for the three months ended June 30, 1998. The decrease in the PCS/paging product sales can be attributed to the Company fulfilling a large contract to a single customer during the first quarter of fiscal 1999. Sales of cellular products were $2.0 million, or 86.4% of net sales, for the three months ended June 30, 1999, compared to $1.7 million, or 56.1% of net sales, for the three months ended June 30, 1998. Sales of Wireless Local Loop ("WLL") products contributed $103,000, or 4.5% of net sales, during the three months ended June 30, 1999, compared to $220,000, or 7.1% of net sales, during the three months ended June 30, 1998. Sales of custom products for the three months ended June 30, 1999 was $118,000, or 5.2% of net sales, compared to $258,000, or 8.3% of net sales, in the three months ended June 30, 1998. Sales of custom products is expected to increase during fiscal 2000 as a result of management's decision to focus on potential market opportunities in the custom sales segment of the Company's business.

     Gross profit. Gross profit for the three months ended June 30, 1999 was $823,000 or 36.5% of net sales, compared to $1.3 million, or 41.9% of net sales, for the three months ended June 30, 1998. Production costs decreased to $1.5 million. However, they increased to 63.9% of aggregate net sales, for the three months ended June 30, 1999 compared to $1.6 million, or 51.6% of net sales, for the three months ended June 30, 1998. Gross profit declined as a result of insufficient absorption of overhead fixed costs at lower shipment levels, lower average selling prices and gross margins for the Company's products in the highly competitive OEM market. The Company expects that this pressure on selling prices for its current products will continue in fiscal 2000.

     Selling, general and administrative costs. Selling, general and administrative costs for the three months ended June 30, 1999, were $691,000, or 30.0% of net sales, compared to $695,000, or 22.4% of net sales, for the three months ended June 30, 1998. The difference is primarily due to the reduction in marketing and administrative personnel and its related expenses and lower professional fees. These cost reductions were offset by increases due primarily to higher commission rates for outside sales representatives and additional travel costs to promote the Company and its products. The Company believes continued investment in sales and marketing is necessary to promote the Company's products due to the intensely competitive nature of the industry.

     Research and development costs. Research and development costs for the three months ended June 30, 1999 were $382,000, or 16.8% of net sales, compared to $512,000, or 16.5% of net sales, for the three months ended June 30, 1998. The dollar decrease is primarily due to reduced labor costs reflective of the previously announced work force reduction in March 1999, lower research and development material costs due to the termination of the certain projects, and lower equipment rental costs due to the purchase or return of such equipment. The Company continues to invest both material and labor in design and development of new products for the cellular, PCS, paging, and WLL communications markets.

     Other income, net. Other income for the three months ended June 30, 1999 was $63,000 compared to $108,000 for the three months ended June 30, 1998. The decrease is due mainly to a decrease in interest income as a result of lower interest rates and decreased average invested funds.

     Provision/benefit for taxes. For the three months ended June 30, 1999, the Company recorded no benefit for income taxes, compared to a provision for income taxes of $65,000, an effective tax rate of approximately 36%, for the three months ended June 30, 1998. No benefit for income taxes was recorded since the Company has utilized all carry-back benefits during the 1999 fiscal year. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options.

     Net income (loss). For the reasons set forth above, the Company generated net loss in the first quarter of fiscal 2000 of $187,000, or 8.2% of net sales, compared to net income of $115,000, or 3.7% of net sales, in the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

     Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering have also been used to maintain inventory and working capital balances.

     On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. The Company did not repurchase any additional shares during the first quarter of fiscal 2000.

     In September 1998 the Company renegotiated its existing revolving bank line of credit. The amended agreement is comprised of two separate credit facilities. The initial facility is a $1,250,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.25%. The second facility is a $500,000 non-revolving line of credit with term repayment options, which may be used to finance up to 80% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate plus 0.75%. Both facilities are secured by substantially all of the Company's assets and expire on September 1, 1999. As of June 30, 1999, there were no borrowings outstanding under either facility.
As of June 30, 1999, the Company was not in compliance with two financial covenants of the loan agreement. The Company failed to meet the net income covenant and the minimum net worth covenant and, therefore, the Company is prohibited of borrowings on both facilities. The Company is currently negotiating with other financial institutions to establish comparable financing facilities, although there are no assurances the Company will be successful in its attempt.

     At June 30, 1999 the Company had $5.6 million in cash and cash equivalents. The Company's operating activities used cash of approximately $965,000 for the three months ended June 30, 1999 primarily as a result of a loss from operations, an increase in receivables and an increase in inventories. The Company's capital expenditures of $41,000 for the three months ended June 30, 1999 were primarily for manufacturing test equipment, information system improvements and leasehold improvements.

     The Company believes that the net proceeds from the initial public offering and the cash provided by operations will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

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

     The Company has identified the Year 2000 Issue in certain of its computer software applications and is in the process of upgrading or replacing such applications with software which, according to representations from the software providers, recognize two digit date fields "00" as the year 2000. The Company plans to test all such applications that have been represented by software providers to be year 2000 compliant. The Company has completed its assessment of internal information technology systems that will be affected by the Year 2000 Issue. The affected information technology systems will be upgraded or replaced to be year 2000 compliant during August 1999. The cost of upgrading or replacing such applications is not expected to have a material effect on the operations of the Company and has been and will continue to be funded through operating cash flows.

     The Company has contacted its key customers, suppliers, and other third parties with whom the Company exchanges electronic information to determine the impact, if any, the Year 2000 Issue may have on their information technology systems, which in turn, would have an impact on the Company. The Company has reviewed the initial responses from its key customers, suppliers, and other third parties and assessed any potential impact to the Company. There can be no assurance that such customers, suppliers or third parties will not suffer business disruptions due to the Year 2000 Issue. Such failures could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Additional Factors That May Affect Future Results
-------------------------------------------------

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with various OEM base station equipment, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, our ability to finance our activities and maintain our financial liquidity and worldwide economic and political conditions.

     We believe that, to the extent that foreign sales are recognized, we may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition. We have identified potential new customers serving new markets in developing countries. Our WLL products offer a viable alternative to the construction of a wireline infrastructure in such areas. However, to the extent that our customers delay development or deployment of WLL communications networks and/or technology continues to evolve, we may experience a material adverse effect on our business, results of operations and financial condition.

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

     Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions. However, as we expand further into foreign markets, greater risk associated with general business, political and economic conditions in those markets, may be experienced. At such time, we may seek to lessen our exposure through currency hedging transactions. No assurance can be made that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of the Company's products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations and financial condition.

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

     We receive periodic order forecasts from our major customers who have no obligation to purchase the forecasted amounts. Nevertheless, we maintain significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent our major customers purchase less than the forecasted amounts, we will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and we will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce our liquidity and could have a material adverse effect on our business, results of operations and financial condition.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As described in the Company's Form 10-KSB for the fiscal years ended March 31, 1998 and March 31, 1999, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

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

     With respect to the action pending in state court, entitled Sussman v. AML
                                                                 --------------
Communications, Inc., et al., Case No. CIV 179776 (Ventura County), all
----------------------------
proceedings have been stayed until the stay of discovery is lifted in the federal action. Plaintiffs have informed the Company that they intend to file an amended complaint in the state action once the case proceeds. The Company's response will be due forty-five (45) days after the filing of the amended complaint. The Company intends to respond by filing a demurrer, which is the California equivalent of a motion to dismiss for failure to state a claim. It is management's opinion that the lawsuit and subsequent claims are without merit. Management intends to continue to vigorously defend its position.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K.


(a)       Exhibits

               27      Financial Data Schedule

(b)       Reports on Form 8-K

            The Company filed no current Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AML Communications, Inc.



                                           /s/ David A. Swoish
                                           -------------------------
                                           David A. Swoish
                                           Chief Accounting Officer and
                                           Controller
                                           (Principal Accounting Officer)

Date:  August 6, 1999