Form 10QSB
period 1999-09-30
AML COMMUNICATIONS INC
filed 1999-11-02
CIK 1003640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1999 or

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


                                (805) 388-1345
                    -------------------------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No ___

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 29, 1999:    6,380,570

Transitional Small Business Disclosure Format: Yes ___  No [X]

Number of pages in this Form 10-Q  SB  15
                                       --

                           AML COMMUNICATIONS, INC.

                                     INDEX

PART I    FINANCIAL INFORMATION                                                 PAGE

Item 1.   Financial Statements (unaudited)

          Statements of Operations for the three months and six months ended
          September 30, 1999 and September 30, 1998                              3

          Balance Sheets at September 30, 1999 and March 31, 1999                4

          Statements of Cash Flows for the six months ended
          September 30, 1999 and September 30, 1998                              5

          Notes to the Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                          8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                   13

Item 6.   Exhibits and Reports on Form 8-K                                      14

          SIGNATURES                                                            15

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                          Six Months Ended
                                               -----------------------------------------  ----------------------------------------
                                                  September 30,         September 30,         September 30,         September 30,
                                                      1999                 1998                  1999                  1998
                                               -----------------    ------------------    ------------------    ------------------
Net sales                                             $2,275,000            $1,590,000            $4,553,000            $4,648,000
Cost of goods sold                                     1,350,000             1,098,000             2,804,000             2,877,000
                                               -----------------    ------------------    ------------------    ------------------
    Gross profit                                         925,000               492,000             1,749,000             1,771,000

Operating expenses:
    Selling, general & administrative                    671,000               681,000             1,362,000             1,376,000
    Research and development                             411,000               777,000               793,000             1,289,000
                                               -----------------    ------------------    ------------------    ------------------

Operating loss                                          (157,000)             (966,000)             (406,000)             (894,000)
    Other income, net                                    (67,000)             (112,000)             (130,000)             (220,000)
                                               -----------------    ------------------    ------------------    ------------------
Loss before benefit for                                  (90,000)             (854,000)             (276,000)             (674,000)
    Income taxes
Benefit for income taxes                                       -              (304,000)                    -              (239,000)
                                               -----------------    ------------------    ------------------    ------------------

Net loss                                              $  (90,000)           $ (550,000)           $ (276,000)           $ (435,000)
                                               =================    ==================    ==================    ==================

Basic loss per share                                  $    (0.01)           $    (0.09)           $    (0.04)           $    (0.07)
                                               =================    ==================    ==================    ==================
Basic weighted average number of shares of
    common stock outstanding                           6,266,000             6,270,000             6,266,000             6,284,000
                                               =================    ==================    ==================    ==================

Diluted loss per share                                $    (0.01)           $    (0.09)           $    (0.04)           $    (0.07)
                                               =================    ==================    ==================    ==================
Diluted weighted average number of shares of
    common stock outstanding                           6,266,000             6,270,000             6,266,000             6,284,000
                                               =================    ==================    ==================    ==================

  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                                BALANCE SHEETS


                                                                                        September 30,               March 31,
                                                                                            1999                      1999
                                                                                      -----------------         ----------------
                                                                                         (Unaudited)               (Audited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                           $       5,697,000         $      6,597,000
  Accounts receivable, net of allowance for doubtful accounts of
          $80,000 at September 30, 1999 and  $42,000 at March 31, 1999                          914,000                  427,000
  Inventories                                                                                 2,193,000                1,783,000
  Income taxes receivable                                                                       534,000                  537,000
  Other current assets                                                                          248,000                  118,000
                                                                                      -----------------         ----------------
     Total current assets                                                                     9,586,000                9,462,000

Property and Equipment, at cost:                                                              4,585,000                4,370,000
  Less - Accumulated depreciation and amortization                                           (2,642,000)              (2,288,000)
                                                                                      -----------------         ----------------
                                                                                              1,943,000                2,082,000

Deferred Taxes                                                                                  288,000                  288,000
Other Assets                                                                                     14,000                  114,000
                                                                                      -----------------         ----------------
                                                                                      $      11,831,000         $     11,946,000
                                                                                      =================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                    $         673,000         $        558,000
  Current portion of capital lease obligations                                                   73,000                   60,000
  Accrued expenses:
      Accrued payroll and payroll related expenses                                              358,000                  349,000
      Accrued commissions                                                                       135,000                   40,000
      Other accrued liabilities                                                                 309,000                  364,000
                                                                                      -----------------         ----------------
       Total current liabilities                                                              1,548,000                1,371,000

Capital Lease Obligations, net of current portion                                               166,000                  185,000

Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                                     -                        -
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,266,070 shares issued
       and outstanding at September 30, 1999 and 6,260,129 shares issued and
       outstanding at March 31, 1999                                                             63,000                   63,000
  Capital in excess of par value                                                              9,368,000                9,365,000
  Less treasury stock: 114,500 shares, at cost                                                 (223,000)                (223,000)
  Retained earnings                                                                             909,000                1,185,000
                                                                                      -----------------         ----------------
                                                                                             10,117,000               10,390,000
                                                                                      -----------------         ----------------
                                                                                      $      11,831,000         $     11,946,000
                                                                                      =================         ================

      The accompanying notes are an integral part of these balance sheets.

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                      -----------------------------------------------
                                                                         September 30,               September 30,
                                                                             1999                        1998
                                                                      ------------------           ------------------
Cash Flows from Operating Activities:
  Net loss                                                            $         (276,000)          $         (435,000)
  Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                                             354,000                      370,000
       Changes in assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                                 (487,000)                     198,000
            Inventories                                                         (410,000)                     (50,000)
            Income tax receivable                                                  3,000                     (114,000)
            Other assets                                                         (29,000)                     (95,000)
          Increase (decrease) in:
            Accounts payable                                                     115,000                       (4,000)
            Accrued expenses                                                      48,000                     (191,000)
            Income taxes payable                                                       -                     (195,000)
                                                                      ------------------           ------------------
Net cash used in operating activities                                           (682,000)                    (516,000)
                                                                      ------------------           ------------------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                           (215,000)                    (434,000)
                                                                      ------------------           ------------------
Net cash used in investing activities                                           (215,000)                    (434,000)
                                                                      ------------------           ------------------

Cash Flows from Financing Activities:
  Treasury stock repurchase                                                            -                     (119,000)
  Proceeds from exercise of stock options                                          3,000                        3,000
  Principal payments on  capital lease obligations                                (6,000)                     (10,000)
                                                                      ------------------           ------------------
Net cash provided by (used in) financing activities                               (3,000)                    (126,000)
                                                                      ------------------           ------------------
Net decrease in Cash and Cash Equivalents                                       (900,000)                  (1,076,000)
Cash and Cash Equivalents, beginning of period                                 6,597,000                    8,608,000
                                                                      ------------------           ------------------
Cash and Cash Equivalents, end of period                              $        5,697,000           $        7,532,000
                                                                      ==================           ==================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                         $           13,000           $            3,000
                                                                      ==================           ==================
     Income taxes                                                     $                -           $          230,000
                                                                      ==================           ==================

   The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (Unaudited)

1.   Basis of Presentation

     AML Communications, Inc. (the "Company") is a designer, manufacturer and marketer of amplifiers and related products for the global wireless industry. The company currently focuses on the following sectors of the wireless market: cellular telephony, wireless local loop, personal communications services, two way paging, low earth orbit satellite networks, and custom wireless applications.

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

3.   Inventories

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       September 30,           March 31,
                                       -------------           ---------
                                           1999                  1999
                                           ----                  ----
                                       (Unaudited)             (Audited)
          Raw materials                   $1,357,000          $1,217,000
          Work-in-process                    502,000             343,000
          Finished goods                     334,000             223,000
                                          ----------          ----------
                                          $2,193,000          $1,783,000
                                          ==========          ==========

4.   Legal Proceedings

     As described in the Company's Form 10-KSB for the fiscal years ended March 31, 1998 and March 31, 1999, two essentially identical, purported securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The complaints allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices. It is management's opinion that the lawsuit and subsequent claims are without merit. Management intends to continue to vigorously defend its position

     In the action pending in federal court, entitled Sussman v. AML
                                                      --------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint. The Company responded to the amended complaint by filing a motion to dismiss the case. A hearing on the motion to dismiss was held on February 8, 1999. The court took the motion under submission. On August 2, 1999, in the light of the Ninth Circuit's decision in In re: Silicon Graphics Litig., 183 F.3d 3970 (9/th/ Cir. 1999), the court
-------------------------------
ordered plaintiffs to show cause why their amended complaint should not be dismissed. On September 3, 1999, in response to plaintiffs' motion for a stay of any determination of the motion to dismiss until after a petition for rehearing in Silicon Graphics was decided, the court stayed the action against the Company
----------------
for 90 days. On October 27, 1999, the Ninth Circuit denied the petition for rehearing in Silicon Graphics. The parties are required to submit to the court a
             ----------------
joint status report concerning the status of the petition before November 19, 1999. All discovery is stayed unless and until it is determined that plaintiffs have stated an actionable claim.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This quarterly report contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words "expects" "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, factors set forth in "Additional Factors That May Affect Future Results" and other risks detailed in the Company's filings with the Securities and Exchange Commission. AML Communications, Inc., undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Results of Operations
---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales. Net sales for the three months ended September 30, 1999 were $2.3 million compared to net sales of $1.6 million in the three months ended September 30, 1998, a 43.1% increase. The increase in net sales is largely attributable to increased sales of the Company's cellular products, which contributed $1.0 million, or 45.9% of net sales, for the three months ended September 30, 1999, compared to $453,000, or 28.5% of net sales, for the three months ended September 30, 1998. The increase in cellular product sales can be attributed to increased sales for the Company's M30 product line during the quarter. Sales of Wireless Local Loop ("WLL") products increased to $376,000, or 16.6% of net sales, during the three months ended September 30, 1999, compared to $16,000, or 1.0% of net sales, during the three months ended September 30, 1998. WLL sales have increased due to greater shipment levels of the Company's pre-production WLL products. Sales of PCS/paging products decreased to $659,000, or 29.0% of net sales, for the three months ended September 30, 1999, compared to $786,000, or 49.4% of net sales, for the three months ended September 30, 1998. Sales of custom products for the three months ended September 30, 1999 was $198,000, or 8.7% of net sales, compared to $335,000, or 21.1% of net sales, in the three months ended September 30, 1998.

     Gross profit. Gross profit for the three months ended September 30, 1999 was $925,000 or 40.7% of net sales, compared to $492,000, or 30.9% of net sales, for the three months ended September 30, 1998. Production costs decreased to 59.3% of net sales, for the three months ended September 30, 1999 compared to 69.1% of net sales for the three months ended September 30, 1998. Gross profit increased as a result of the effects from cost containment, greater operating efficiencies and the absorption of reduced overhead fixed costs at increased shipment levels. Gains in gross profit were reduced by lower average selling prices and gross margins for the Company's products in the highly competitive OEM market. The Company expects that this pressure on selling prices for its current products will continue in fiscal 2000.

     Selling, general and administrative costs. Selling, general and administrative costs for the three months ended September 30, 1999, were $671,000, or 29.5% of net sales, compared to $681,000, or 42.8% of net sales, for the three months ended September 30, 1998. While the amounts are comparable in aggregate, the decrease in cost as a percentage of net sales is attributable to the reduction in marketing and administrative personnel and its related expenses, lower professional fees, and lower trade show costs. These cost reductions were offset by increases for higher commission rates for outside sales representatives and additional travel costs to promote the Company and its products. The Company believes continued investment in sales and marketing is necessary to promote the Company's products due to the intensely competitive nature of the industry.

     Research and development costs. Research and development costs for the three months ended September 30, 1999 were $411,000, or 18.1% of net sales, compared to $777,000, or 48.9% of net sales, for the three months ended September 30, 1998. The decrease is primarily due to reduced labor costs reflecting the previously announced work force reduction in March 1999, lower research and development material costs, and lower equipment rental costs. The Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, paging, and WLL communications markets when such products provide the potential for acceptable margins and return on investment.

     Other income, net. Other income for the three months ended September 30, 1999 was $67,000 compared to $112,000 for the three months ended September 30, 1998. The decrease is due mainly to a decrease in interest income as a result of decreased average invested funds.

     Provision/benefit for taxes. For the three months ended September 30, 1999, the Company recorded no benefit for income taxes, compared to a benefit for income taxes of $304,000, an effective tax rate of approximately 36%, for the three months ended September 30, 1998. No benefit for income taxes was recorded since the Company has utilized all carry-back benefits during the 1999 fiscal year. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options.

     Net loss. For the reasons set forth above, the Company generated net loss in the second quarter of fiscal 2000 of $90,000, or 4.0% of net sales, compared to a net loss of $550,000, or 34.6% of net sales, in the second quarter of fiscal 1999.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998

     Net sales. Net sales for the six months ended September 30, 1999 were $4.5 million compared to net sales of $4.6 million in the six months ended September 30, 1998, a 2.1% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's PCS/paging products, which contributed $748,000, or 16.4% of net sales, for the six months ended September 30, 1999, compared to $1.6 million or 35.5% of net sales, for the six months ended September 30, 1998. The decrease in the PCS/paging product sales can be attributed to the Company fulfilling a large contract to a single customer during the first quarter of fiscal 1999. Sales of cellular products increased to $3.0 million, or 66.1% of net sales, for the six months ended September 30, 1999, compared to $2.1 million, or 46.7% of net sales, for the six months ended September 30, 1998. The increase in cellular sales is due to greater focus on sales of existing cellular products during the investigation and development of new products for cellular and other product segments. Sales of WLL products increased to $480,000, or 10.5% of net sales, during the six months ended September 30, 1999, compared to $236,000, or 5.0% of net sales, during the six months ended September 30, 1998. The increase in WLL sales is due to increased shipment levels of the Company's product. Sales of custom products contributed $315,000, or 7.0% of net sales for the six months ended September 30, compared to $593,000, or 12.8% of net sales, in the six months ended September 30, 1998.

     Gross profit. Gross profit for the six months ended September 30, 1999 was $1.7 million or 38.4% of net sales, compared to $1.8 million, or 38.1% of net sales, for the six months ended September 30, 1998. Production costs decreased to $2.8 million, or 61.6% of net sales for the six months ended September 30, 1999 compared to $2.9 million, or 61.9% of net sales, for the six months ended September 30, 1998. Gross profit was comparable as a result of gains from productivity efficiencies offset by lower average selling prices and gross margins for the Company's products in the highly competitive OEM market. The Company expects that this pressure on selling prices for its current products will continue in fiscal 2000.

     Selling, general and administrative costs. Selling, general and administrative costs for the six months ended September 30, 1999, were $1.4 million, or 29.9% of net sales, compared to $1.4 million, or 29.6% of net sales, for the six months ended September 30, 1998. The difference is primarily due to the reduction in marketing and administrative personnel and its related expenses and lower professional fees. These cost reductions were offset by increases due primarily to higher commission rates for outside sales representatives and additional travel costs to promote the Company and its products. The Company believes continued investment in sales and marketing is necessary to promote the Company's products due to the intensely competitive nature of the industry.

     Research and development costs. Research and development costs for the six months ended September 30, 1999 were $793,000, or 17.4% of net sales, compared to $1.3 million, or 27.7% of net sales, for the six months ended September 30, 1998. The decrease is primarily due to reduced labor costs reflecting the previously announced work force reduction in March 1999, lower research and development material costs, and lower equipment rental costs. The Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, paging, and WLL communications markets when such products provide the potential for acceptable margins and return on investment.

     Other income, net. Other income for the six months ended September 30, 1999 was $130,000 compared to $220,000 for the three months ended September 30, 1998. The decrease is due mainly to a decrease in interest income as a result of decreased average invested funds.

     Provision/benefit for taxes. For the six months ended September 30, 1999, the Company recorded no benefit for income taxes, compared to a benefit for income taxes of $239,000, an effective tax rate of approximately 36%, for the six months ended September 30, 1998. No benefit for income taxes was recorded since the Company has utilized all carry-back benefits during the 1999 fiscal year. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options.

     Net loss. For the reasons set forth above, the Company generated net loss in the six months ended September 30, 1999 of $276,000, or 6.1% of net sales, compared to a net loss of $435,000, or 9.4% of net sales, for the six months ended September 30, 1999.

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

     On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. The Company did not repurchase any additional shares during the first six months of fiscal 2000.

     In October 1999, the Company entered into a new revolving bank line of credit. The agreement is comprised of two separate credit facilities. The initial facility is a $1,500,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options, which may be used to finance up to 100% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate plus 1.50%. Both facilities are secured by substantially all of the Company's assets and expire on October 26, 2000.

     At September 30, 1999 the Company had $5.7 million in cash and cash equivalents. The Company's operating activities used cash of approximately $683,000 for the six months ended September 30, 1999 primarily as a result of a loss from operations, an increase in receivables and an increase in inventories. The Company's capital expenditures of $215,000 for the six months ended September 30, 1999 were primarily for manufacturing test equipment, information system improvements and leasehold improvements.

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

     The Company has identified the Year 2000 Issue in certain of its computer software applications and is in the process of upgrading or replacing such applications with software which, according to representations from the software providers, recognize two digit date fields "00" as the year 2000. The Company plans to test all such applications that have been represented by software providers to be year 2000 compliant. The Company has completed its assessment of internal information technology systems that will be affected by the Year 2000 Issue. The affected information technology systems have been upgraded or replaced to be year 2000 compliant during October 1999. The cost of upgrading or replacing such applications has not had a material effect on the operations of the Company and has been and will continue to be funded through operating cash flows.

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

     Because the Company has upgraded or replaced the computer software applications which run most of its information technology systems (which software has been represented by the software providers not to be affected by the Year 2000 Issue) the Company has not developed Year 2000 specific contingency plans. The Company intends to develop such plans if it identifies a business function at risk. The Company does not currently anticipate that the Year 2000 Issue will have a material effect on its business, results of operations, or financial condition.

Additional Factors That May Affect Future Results
---------------------------------------------------

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence and significant price erosion over the life of a product), our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with various OEM base station equipment, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, our ability to finance our activities and maintain our financial liquidity and worldwide economic and political conditions.

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

     In the action pending in federal court, entitled Sussman v. AML
                                                      --------------
Communications, Inc., et al., U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.),
-----------------------------
four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint. The Company responded to the amended complaint by filing a motion to dismiss the case. A hearing on the motion to dismiss was held on February 8, 1999. The court took the motion under submission. On August 2, 1999, in the light of the Ninth Circuit's decision in In re: Silicon Graphics Litig., 183 F.3d 3970 (9th Cir. 1999), the court ordered
-------------------------------
plaintiffs to show cause why their amended complaint should not be dismissed. On September 3, 1999, in response to plaintiffs' motion for a stay of any determination of the motion to dismiss until after a petition for rehearing in Silicon Graphics was decided, the court stayed the action against the Company
----------------
for 90 days. On October 27, 1999, the Ninth Circuit denied the petition for rehearing in Silicon Graphics. The parties are required to submit to the court a
             ----------------
joint status report concerning the status of the petition before November 19, 1999. All discovery is stayed unless and until it is determined that plaintiffs have stated an actionable claim.

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

Item 4  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on September 22, 1999. The following matters were submitted to a vote of the Company's stockholders:

Proposal No. 1 - Election of two (2) Class I Directors

     To elect Scott T. Behan and Richard W. Flatow as directors for terms to expire in 2002. Messrs. Behan and Flatow were directors immediately prior to the vote and were re-elected as a result of the following vote:

                         Votes For  Votes Against  Votes Withheld
                         ---------  -------------  --------------
Scott T. Behan           4,990,867         26,457          31,452
Richard W. Flatow        4,990,867         26,457          31,452

Jacob Inbar, Kirk A. Waldron, David A. Derby and Gerald M. Starek continue to serve as directors.

Item 6.   Exhibits and Reports on Form 8-K.


(a)             Exhibits

         10.23 Loan and Security Agreement dated October 26, 1999 between the Company and Silicon Valley Bank.

         10.24  Intellectual Property Security Agreement

         27     Financial Data Schedule


(b)             Reports on Form 8-K

                The Company filed no current Reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AML Communications, Inc.



Date:  November 2, 1999            /s/ David A. Swoish
                                   -------------------------
                                   David A. Swoish
                                   Chief Accounting Officer and
                                   Controller
                                   (Principal Accounting Officer)