Form 10QSB
period 1999-12-31
AML COMMUNICATIONS INC
filed 2000-02-04
CIK 1003640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  -
     ACT OF 1934

For the quarterly period ended:  December 31, 1999 or

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

                                 Yes __  No X
                                            -

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 2, 2000:    6,380,570

Transitional Small Business Disclosure Format: Yes   No X

Number of pages in this Form 10-Q  SB   14
                                        --

                           AML COMMUNICATIONS, INC.

                                     INDEX

PART I     FINANCIAL INFORMATION                                                  PAGE
Item 1.    Financial Statements (unaudited)

           Statements of Operations for the three months and nine months ended
           December 31, 1999 and December 31, 1998                                 3

           Balance Sheets at December 31, 1999 and March 31, 1999                  4

           Statements of Cash Flows for the nine months ended                      5
           December 31, 1999 and December 31, 1998

           Notes to the Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of                                 8
           Financial Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                      13

Item 6.    Exhibits and Reports on Form 8-K                                       13

           SIGNATURES                                                             14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                              Nine Months Ended
                                               -----------------------------------------      ------------------------------------
                                                   December 31,           December 31,            December 31,          December 31,
                                                       1999                   1998                    1999                 1998
                                               -----------------      ------------------      ------------------      ------------

Net sales                                      $       1,514,000      $        2,005,000      $        6,066,000      $ 6,653,000
Cost of goods sold                                     1,083,000               1,339,000               3,886,000        4,216,000
                                               -----------------      ------------------      ------------------      -----------
    Gross profit                                         431,000                 666,000               2,180,000        2,437,000

Operating expenses:
    Selling, general & administrative                    554,000                 740,000               1,916,000        2,116,000
    Research and development                             436,000                 801,000               1,229,000        2,090,000
                                               -----------------      ------------------      ------------------      -----------

Operating loss                                          (559,000)               (875,000)               (965,000)      (1,769,000)
    Other income, net                                    (65,000)                (87,000)               (195,000)        (307,000)
                                               -----------------      ------------------      ------------------      -----------
Loss before benefit for                                 (494,000)               (788,000)               (770,000)      (1,462,000)
    income taxes
Benefit for income taxes                                       -                (268,000)                      -         (507,000)
                                               -----------------      ------------------      ------------------      -----------

Net loss                                       $        (494,000)     $         (520,000)     $         (770,000)     $  (955,000)
                                               =================      ==================      ==================      ===========

Basic and Diluted loss per share               $           (0.08)     $            (0.08)     $            (0.12)     $     (0.15)
                                               =================      ==================      ==================      ===========
Basic and Diluted weighted average number
    of shares of common stock outstanding              6,266,000               6,288,000               6,266,000        6,286,000



  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                                BALANCE SHEETS

                                                                                    December 31,           March 31,
                                                                                        1999                 1999
                                                                               -------------------     ----------------
                                                                                    (Unaudited)             (Audited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                         $ 4,857,000         $ 6,597,000
  Accounts receivable, net of allowance for doubtful accounts of
      $80,000 at December 31, 1999 and  $42,000 at March 31, 1999                     1,100,000             427,000
  Inventories                                                                         2,400,000           1,783,000
  Income taxes receivable                                                               537,000             537,000
  Other current assets                                                                  533,000             118,000
                                                                                    -----------         -----------
     Total current assets                                                             9,427,000           9,462,000

Property and Equipment, at cost:                                                      4,713,000           4,370,000
  Less - Accumulated depreciation and amortization                                   (2,826,000)         (2,288,000)
                                                                                    -----------         -----------
                                                                                      1,887,000           2,082,000

Deferred Taxes                                                                          288,000             288,000
Other Assets                                                                             14,000             114,000
                                                                                    -----------         -----------
                                                                                    $11,616,000         $11,946,000
                                                                                    ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                  $ 1,183,000         $   558,000
  Current portion of capital lease obligations                                           69,000              60,000
  Accrued expenses:
      Accrued payroll and payroll related expenses                                      311,000             349,000
      Accrued commissions                                                                51,000              40,000
      Other accrued liabilities                                                         225,000             364,000
                                                                                    -----------         -----------
       Total current liabilities                                                      1,839,000           1,371,000

Capital Lease Obligations, net of current portion                                       154,000             185,000

Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or outstanding                             -                   -
  Common stock, $.01 par value:
     15,000,000 shares authorized; 6,266,070 shares issued
        and outstanding at December 31, 1999 and 6,260,129 shares issued and
        outstanding at March 31, 1999                                                    63,000              63,000

  Capital in excess of par value                                                      9,368,000           9,365,000
  Less treasury stock: 114,500 shares, at cost                                         (223,000)           (223,000)
  Retained earnings                                                                     415,000           1,185,000
                                                                                    -----------         -----------
                                                                                      9,623,000          10,390,000
                                                                                    -----------         -----------
                                                                                    $11,616,000         $11,946,000
                                                                                    ===========         ===========


     The accompanying notes are an integral part of these balance sheets.

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                              ----------------------------------------------
                                                                                    December 31,             December 31,
                                                                                       1999                     1998
                                                                              --------------------       -------------------
Cash Flows from Operating Activities:
  Net loss                                                                    $    (770,000)                 $  (955,000)
  Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation and amortization                                                538,000                      546,000
       Changes in assets and liabilities:
          Decrease (increase) in:
            Accounts receivable                                                    (673,000)                     253,000
            Inventories                                                            (617,000)                     357,000
            Income tax receivable                                                         -                     (572,000)
            Other assets                                                           (315,000)                     (56,000)
          Increase (decrease) in:
            Accounts payable                                                        625,000                     (114,000)
            Accrued expenses                                                       (166,000)                    (401,000)
            Income taxes payable                                                          -                       (5,000)
                                                                              -------------                  -----------
Net cash used in operating activities                                            (1,378,000)                    (947,000)
                                                                              -------------                  -----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                              (343,000)                    (475,000)
                                                                              -------------                  -----------
Net cash used in investing activities                                              (343,000)                    (475,000)
                                                                              -------------                  -----------

Cash Flows from Financing Activities:
  Treasury stock repurchase                                                               -                     (224,000)
  Proceeds from exercise of stock options                                             3,000                       35,000
  Principal payments on  capital lease obligations                                  (22,000)                     (15,000)
                                                                              -------------                  -----------
Net cash used in financing activities                                               (19,000)                    (204,000)
                                                                              -------------                  -----------
Net decrease in Cash and Cash Equivalents                                        (1,740,000)                  (1,626,000)
Cash and Cash Equivalents, beginning of period                                    6,597,000                    8,608,000
                                                                              -------------                  -----------
Cash and Cash Equivalents, end of period                                      $   4,857,000                  $ 6,982,000
                                                                              =============                  ===========
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                                 $      23,000                  $     5,000
                                                                              =============                  ===========
     Income taxes                                                             $           -                  $   190,000
                                                                              =============                  ===========

  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (Unaudited)

1.   Basis of Presentation

     AML Communications, Inc. (the "Company") is a designer, manufacturer and marketer of amplifiers and related products for the global wireless industry. The company currently focuses on the following sectors of the wireless market: cellular telephony, wireless local loop, personal communications services (PCS), two way paging, low earth orbit satellite networks, and custom wireless applications.

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


3.   Inventories

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                      December 31,           March 31,
                                      ------------           ---------
                                         1999                  1999
                                         ----                  ----
                                      (Unaudited)            (Audited)
               Raw materials          $1,401,000            $1,217,000
               Work-in-process           691,000               343,000
               Finished goods            308,000               223,000
                                      ----------            ----------
                                      $2,400,000            $1,783,000
                                      ==========            ==========

4.   Legal Proceedings

     As described in the Company's Form 10-KSB for the fiscal years ended March 31, 1998 and March 31, 1999, two purported class action lawsuits are pending in federal and state court against the Company and certain of its current and former officers and directors. While the federal action asserts claims under the federal securities laws and the state action asserts claims under California's securities laws, the complaints are substantially identical. The complaints allege that in order to profit from insider trading at artificially inflated prices during the purported class period of April 10, 1996 to March 25, 1997, the defendants engaged in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information. Generally, plaintiffs allege that the Company failed to disclose adverse business trends, increasing competition and difficulties associated with the development of new products.

     In the federal action, Sussman v. AML Communications, Inc., et al.,
                            -------------------------------------------
U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.), four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint. The Company responded to the amended complaint by filing a motion to dismiss the case. A hearing on the motion to dismiss was held on February 8, 1999. The court took the motion under submission. On August 2, 1999, in light of the Ninth Circuit's decision in In re Silicon Graphics Sec.
                                                  ---------------------------
Litig., 183 F.3d 970 (9th Cir. 1999), the court ordered plaintiffs to show cause
------
why their amended complaint should not be dismissed. On September 3, 1999, in response to plaintiffs' motion for a stay of any determination of the motion to dismiss until after a petition for rehearing in Silicon Graphics was decided,
                                                ----------------
the court stayed the action against the Company for 90 days. On October 27, 1999, the Ninth Circuit denied the petition for rehearing in Silicon Graphics.
                                                             ----------------
All discovery is stayed unless and until it is determined that plaintiffs have stated an actionable claim. With respect to the state action, all proceedings have been stayed until the stay of discovery is lifted in the federal action.

     In November, 1999, the parties reached a settlement in principle which is intended to resolve fully both the federal and state actions. Counsel for the parties currently are in the process of preparing settlement documents, which shall be submitted to the federal court for preliminary approval of the settlement. If the proposed settlement is consummated, the total amount of the settlement would be covered by insurance and will not have a material adverse impact on the Company's financial condition.

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

Results of Operations
---------------------

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

     Net sales. Net sales for the three months ended December 31, 1999 were $1.5 million compared to net sales of $2.0 million in the three months ended December 31, 1998, a 25% decrease. The decrease in net sales is largely attributable to the fulfillment of an order for Low Earth Orbit (LEO) satellite network amplifiers during the three months ended December 31, 1998. Sales of the Company's cellular products increased to $999,000, or 66.0% of net sales, for the three months ended December 31, 1999, compared to $651,000, or 32.5% of net sales, for the three months ended December 31, 1998. The increase in cellular product sales can be attributed to increased sales for the Company's M30 product line during the quarter. Sales of Wireless Local Loop ("WLL") products decreased to $125,000, or 8.2% of net sales, during the three months ended December 31, 1999, compared to $188,000, or 9.4% of net sales, during the three months ended December 31, 1998. Sales of PCS/paging products decreased to $162,000, or 10.7% of net sales, for the three months ended December 31, 1999, compared to $426,000, or 21.2% of net sales, for the three months ended December 31, 1998. Sales of custom products for the three months ended December 31, 1999 was $227,000, or 15.0% of net sales, compared to $217,000, or 10.8% of net sales, in the three months ended December 31, 1998.

     Gross profit. Gross profit for the three months ended December 31, 1999 was $431,000 or 28.5% of net sales, compared to $666,000, or 33.2% of net sales, for the three months ended December 31, 1998. Production costs increased to 71.5% of net sales, for the three months ended December 31, 1999 compared to 66.8% of net sales for the three months ended December 31, 1998. Gross profit decreased as a result of insufficient absorption of overhead infrastructure and indirect costs at lower sales volumes, and lower average selling prices for the Company's products in the highly competitive market. The Company expects that this pressure on selling prices for its current products will continue through the foreseeable future.

     Selling, general and administrative costs. Selling, general and administrative costs for the three months ended December 31, 1999, decreased to $554,000, or 36.6% of net sales, compared to $740,000 or 36.9% of net sales, for the three months ended December 31, 1998. The decrease in cost is attributable to the reduction in marketing and administrative personnel and its related expenses, reduced commission expense at lower sales volumes, and lower professional fees.

     Research and development costs. Research and development costs for the three months ended December 31, 1999 were $436,000, or 28.8% of net sales, compared to $801,000, or 39.9% of net sales, for the three months ended December 31, 1998. The decrease is primarily due to reduced research and development material cost and lower labor costs and its related expenses. The Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, paging, and WLL communications markets

     Other income, net. Other income for the three months ended December 31, 1999 was $65,000 compared to $87,000 for the three months ended December 31, 1998. The decrease is due mainly to a decrease in interest income as a result of decreased average invested funds.

     Benefit for taxes. For the three months ended December 31, 1999, the Company recorded no benefit for income taxes, compared to a benefit for income taxes of $268,000, based on an effective tax rate of approximately 34%, for the three months ended December 31, 1998. No benefit for income taxes was recorded for the quarter since the Company has utilized all carry-back benefits during the 1999 fiscal year. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options.

     Net loss. For the reasons set forth above, the Company generated net loss in the third quarter of fiscal 2000 of $494,000, or 32.6% of net sales, compared to a net loss of $520,000, or 25.9% of net sales, in the third quarter of fiscal 1999.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

     Net sales. Net sales for the nine months ended December 31, 1999 were $6.1 million compared to net sales of $6.7 million in the nine months ended December 31, 1998, an 8.8% decrease. The decrease in net sales is largely attributable to the Company's fulfillment of a contract for amplifiers for the LEO satellite network totaling $523,000 or 7.8% of net sales for the nine months ended December 31, 1998. Sales of the Company's PCS/paging products, contributed $910,000, or 15.0% of net sales, for the nine months ended December 31, 1999, compared to $2.1 million or 30.8% of net sales, for the nine months ended December 31, 1998. The decrease in the PCS/paging product sales can be attributed to the Company fulfilling a large contract to a single customer during the first quarter of fiscal 1999. Sales of cellular products increased to $4.0 million, or 66.1% of net sales, for the nine months ended December 31 1999, compared to $2.9 million, or 42.8% of net sales, for the nine months ended December 31, 1998. The increase in cellular sales is due to greater short-term demand for the Company's existing cellular products. Sales of WLL products increased to $605,000, or 10.0% of net sales, during the nine months ended December 31, 1999, compared to $424,000, or 6.40% of net sales, during the nine months ended December 31, 1998. The increase in WLL sales is due to increased shipment levels of the Company's product for the first nine months of the year. Sales of custom products contributed $543,000, or 9.0% of net sales for the nine months ended December 31, 1999 compared to $810,000, or 12.2% of net sales, in the nine months ended December 31, 1998. The reduction in custom product sales reflects the Company's previous decision to move away from the custom sales segment of the market. During the second and third quarters of fiscal 2000, the Company embarked on a program to return to the custom sales segment and the Company believes it will see increased custom revenues from its efforts.

     Gross profit. Gross profit for the nine months ended December 31, 1999 was $2.2 million or 35.9% of net sales, compared to $2.4 million, or 36.6% of net sales, for the nine months ended December 31, 1998. Production costs increased in aggregate to $3.9 million, or 64.1% of net sales for the nine months ended December 31, 1999 compared to $4.2 million, or 63.4% of net sales, for the nine months ended December 31, 1998. Gross profit decreased as a result of lower sales volumes, lower average selling prices and gross margins for the Company's products in the highly competitive market, and insufficient absorption of overhead and indirect costs.

     Selling, general and administrative costs. Selling, general and administrative costs for the nine months ended December 31, 1999, were $1.9 million, or 31.6% of net sales, compared to $2.1 million, or 31.8% of net sales, for the nine months ended December 31, 1998. The difference is primarily due to the reduction in marketing and administrative personnel and its related expenses and lower professional fees. These cost reductions were offset by increases due to higher commission rates for outside sales representatives and additional travel costs to promote the Company and its products. The Company believes sales and marketing costs will increase is necessary to promote the Company's products due to the intensely competitive nature of the industry.

     Research and development costs. Research and development costs for the nine months ended December 31, 1999 were $1.2 million, or 20.3% of net sales, compared to $2.1 million, or 31.4% of net sales, for the nine months ended December 31, 1998. The decrease is primarily due to lower research and development material costs and reduced labor costs. The Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, paging, and WLL communications markets.

     Other income, net. Other income for the nine months ended December 31, 1999 was $195,000 compared to $307,000 for the nine months ended December 31, 1998. The decrease is due mainly to a decrease in interest income as a result of decreased average invested funds.

     Benefit for taxes. For the nine months ended December 31, 1999, the Company recorded no benefit for income taxes, compared to a benefit for income taxes of $507,000, based on an effective tax rate of approximately 34%, for the nine months ended December 31, 1998. No benefit for income taxes has been recorded in fiscal 2000 since the Company has utilized all carry-back benefits during the 1999 fiscal year. The difference between the rate used and the statutory rate of approximately 40% is due to research and development tax credits available to the Company which reduce taxes payable and tax benefits associated with the exercise of employee stock options.

     Net loss. For the reasons set forth above, the Company generated net loss in the nine months ended December 31, 1999 of $770,000, or 12.7% of net sales, compared to a net loss of $955,000, or 14.4% of net sales, for the nine months ended December 31, 1999.

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

     On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $223,000 during fiscal 1999. The Company did not repurchase any additional shares during the first nine months of fiscal 2000.

     In October 1999, the Company entered into a new revolving bank line of credit. The agreement is comprised of two separate credit facilities. The initial facility is a $1,500,000 revolving line of credit, which bears interest at the bank's reference rate (prime rate) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options, which may be used to finance up to 100% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate plus 1.50%. Both facilities are secured primarily by all of the Company's assets and expire on October 26, 2000. As of December 31, 1999, the Company has not borrowed from either facility.

     At December 31, 1999 the Company had $4.9 million in cash and cash equivalents. The Company's operating activities used cash of approximately $1.4 million for the nine months ended December 31, 1999 primarily as a result of a loss from operations, an increase in receivables, and an increase in inventories. The Company's capital expenditures of $343,000 for the nine months ended December 31, 1999 were primarily for manufacturing test equipment, information system improvements and leasehold improvements.

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

     The Company has identified the Year 2000 Issue in certain of its computer software applications and has upgraded or replaced such applications with software which, according to representations from the software providers, recognize two digit date fields "00" as the year 2000. The Company has tested all such applications that have been represented by software providers to be year 2000 compliant. The Company's assessment of its internal information technology systems has resulted in the replacement of all non-compliant systems. The cost of upgrading or replacing such applications has not had a material effect on the operations of the Company and has been funded through operating cash flows.

     The Company has contacted its key customers, suppliers, and other third parties with whom the Company exchanges electronic information to determine the impact, if any, the Year 2000 Issue has had on their information technology systems, which in turn, would have an impact on the Company. The Company has reviewed the responses from its key customers, suppliers, and other third parties and assessed that there has not been any impact to the Company. However, there can be no assurance that such customers, suppliers or third parties will not suffer business disruptions due to the Year 2000 Issue in the future. Such failures could have a material adverse effect on the Company's business, results of operations and financial condition.

     Because the Company has upgraded or replaced the computer software applications which run most of its information technology systems (said software has been represented by the software providers not to be affected by the Year 2000 Issue) the Company did not develop Year 2000 specific contingency plans. The Company intends to develop such plans if it identifies a business function at risk. The Company does not currently anticipate that the affects of the Year 2000 Issue will have a material effect on its business, results of operations, or financial condition.

Additional Factors That May Affect Future Results
---------------------------------------------------

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include: industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence and significant price erosion over the life of a product), our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with various OEM base station equipment, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, our ability to finance our activities and maintain our financial liquidity and worldwide economic and political conditions.

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

     The markets in which we and our customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations, and financial condition could be materially adversely affected.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


     As described in the Company's Form 10-KSB for the fiscal years ended March 31, 1998 and March 31, 1999, two purported class action lawsuits are pending in federal and state court against the Company and certain of its current and former officers and directors. While the federal action asserts claims under the federal securities laws and the state action asserts claims under California's securities laws, the complaints are substantially identical. The complaints allege that in order to profit from insider trading at artificially inflated prices during the purported class period of April 10, 1996 to March 25, 1997, the defendants engaged in a scheme to artificially inflate and maintain the Company's stock price by disseminating materially false and misleading information. Generally, plaintiffs allege that the Company failed to disclose adverse business trends, increasing competition and difficulties associated with the development of new products.

     In the federal action, Sussman v. AML Communications, Inc., et al.,
                            -------------------------------------------
U.S.D.C. Case No. 98-2010 CAS (Ex) (C.D. Cal.), four lead plaintiffs and co-lead counsel were appointed on June 29, 1998 pursuant to The Private Securities Litigation Reform Act of 1995. On September 3, 1998, plaintiffs filed an amended complaint. The Company responded to the amended complaint by filing a motion to dismiss the case. A hearing on the motion to dismiss was held on February 8, 1999. The court took the motion under submission. On August 2, 1999, in light of the Ninth Circuit's decision in In re Silicon Graphics Sec. Litig., 183 F.3d 970
                                ---------------------------------
(9th Cir. 1999), the court ordered plaintiffs to show cause why their amended complaint should not be dismissed. On September 3, 1999, in response to plaintiffs' motion for a stay of any determination of the motion to dismiss until after a petition for rehearing in Silicon Graphics was decided, the court
                                        ----------------
stayed the action against the Company for 90 days. On October 27, 1999, the Ninth Circuit denied the petition for rehearing in Silicon Graphics. All
                                                   ----------------
discovery is stayed unless and until it is determined that plaintiffs have stated an actionable claim. With respect to the state action, all proceedings have been stayed until the stay of discovery is lifted in the federal action.

     In November, 1999, the parties reached a settlement in principle which is intended to resolve fully both the federal and state actions. Counsel for the parties currently are in the process of preparing settlement documents, which shall be submitted to the federal court for preliminary approval of the settlement. If the proposed settlement is consummated, the total amount of the settlement would be covered by insurance and will not have a material adverse impact on the Company's financial condition.

     The Company currently is not party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K.


(a)       Exhibits

      27  Financial Data Schedule


(b)     Reports on Form 8-K

        The Company filed no current Reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AML Communications, Inc.


Date:  February 4, 2000       /s/ David A. Swoish
                              -------------------------
                              David A. Swoish
                              Chief Accounting Officer and
                              Controller
                              (Principal Accounting Officer)