Form 10KSB40
period 2000-03-31
AML COMMUNICATIONS INC
filed 2000-06-30
CIK 1003640

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                    For the fiscal year ended March 31, 2000
                                              --------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to _________

                        Commission File Number  0-27250

                           AML COMMUNICATIONS, INC.
     ---------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          DELAWARE                             77-0130894
--------------------------          -----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA               93012
-----------------------------------------               -----
(Address of principal executive offices)              (Zip Code)

                                (805) 388-1345
               ------------------------------------------------
               (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class        Name of each exchange on which registered
   -------------------        -----------------------------------------
          None                                 None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                   ----------------------------------------
                         Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No
                                                                -----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $ 7,877,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 26, 2000, was approximately $13,484,092. The per share stock price for computational purposes was $3.19, based on the closing sale price per share for the Registrant's common stock on the NASDAQ National Market on June 26, 2000. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares. The number of shares of the Registrant's common stock outstanding on June 26, 2000 was 6,316,631.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 14, 2000, are incorporated by reference into Items 10 and 11 of Part III of this
Form 10-KSB.    The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.


Transitional Business Disclosure Format (Check One).  Yes        No    X
                                                           ----     -----

  This Annual Report on Form 10-KSB, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects," "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" or incorporated by reference herein. AML Communications, Inc., undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Introduction


  AML Communications, Inc., ("AML" or the "Company") was incorporated in California in 1986 as Advanced Milliwave Laboratories, Inc. Early in 1994, the Company changed its name to AML Communications, Inc. In December 1995, in conjunction with the initial public offering of its common stock, the Company changed its state of incorporation from California to Delaware. In May 1996, the Company moved its principal office and manufacturing facility to its current location, 1000 Avenida Acaso, Camarillo, California, 93012.

  AML designs and manufactures single and multicarrier, RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols. These products typically find use in a variety of commercial communications markets including cellular, Personal Communications Services
(PCS), Broadband Wireless Access (BWA), and wireless messaging. Our products support a wide range of analog and digital formats including Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA), Global System for Mobile communications (GSM), Wide band CDMA (WCDMA), Advanced Mobile Phone System (AMPS), among others. The power amplifiers are used to boost signal transmission, and the low noise amplifiers improve signal reception.

  The Company was founded to develop and manufacture hybrid microcircuit microwave and RF amplifiers to support the communications market. We also developed a product line of highly linear moderate power amplifiers. In 1994, the Company became active in the BWA market, then known as Wireless Local Loop
(WLL). We developed a multicarrier linear power amplifier supporting this market in the 300-450 MHz range. In late 1994, the Company developed a multicarrier linear RF power amplifier specifically for boosting signal strengths in the cellular communications market. We marketed this multicarrier product directly to the domestic cellular service providers. In 1995 through 1996, we developed derivative multicarrier cellular products at alternative power levels to support differing needs in the service provider market.

  In the fourth quarter of fiscal 1997, the Company experienced a significant decrease in its revenue, attributable to several factors. Original equipment manufacturers (OEMs) offered significantly reduced prices on their improved base station products, and the service providers began to outsource the infrastructure build out and maintenance to their OEM equipment providers who used their own equipment in the cell site. Also, the mobile communications industry focused substantial financial and human resources on the build out of the nascent PCS services, and competitors began to offer similar products within the domestic US market.

  As a result, the Company decided to change its market focus and concentrate on selling to the OEM customer base. Late in fiscal 1997, AML entered the satellite communications gateway market by offering a high power linear amplifier for data transmission applications in a Low Earth Orbit (LEO) network. In fiscal 1998, we received significant revenue from an OEM in the South American market and introduced products for the PCS markets and the wireless messaging market. We also invested heavily in the BWA market for applications with Korean and European OEMs.

  During fiscal 1999, we developed a new generation of our original cellular multicarrier products and continued to develop and diversify our customer base and invest in the development of BWA products. Significant negative impacts to revenue occurred due to the delay and cancellation of customer BWA rollout programs.

  In February 1999, AML announced a change in management. Mr. Kirk A. Waldron was appointed President and Chief Executive Officer of the Company following the resignation of Mr. Jacob Inbar. Mr. Scott T. Behan was appointed Executive Vice President of Sales and Marketing following Mr. Edwin J. McAvoy's resignation of his Vice

President position. Mr. McAvoy was, in turn, appointed Director of Custom Programs. Both Mr. Waldron and Mr. Behan were also elected to the Board of Directors following the resignations of Dr. Tiberiu Mazilu and Mr. McAvoy from the Board. In March 1999, AML announced the appointment of Gerald M. Starek to the Board of Directors of the Company, expanding the board to six members.

  In August 1999, we received our ISO9001 certification, a uniform worldwide quality management system standard. In August of 1999, we successfully transitioned our production technology from traditional batch assembly to a flexible, self-balancing, one piece flow process. We believe this substantially increases our capacity and production efficiency to support growth.

  In January 2000, to expand our hybrid microwave product line, we purchased a product line and certain assets of a company exiting the military small signal amplifier market. This purchase is intended to bolster our hybrid microwave product line and position that segment of the business for future growth into higher frequency segments of the market. Orders received from the purchased product line will be manufactured in AML's current facility.

  AML believes its future success depends upon our ability to broaden our customer base and capture volume product delivery opportunities. For fiscal 2000, our five largest customers account for $6.1 million or approximately 76.9% of our net sales.

  A limited number of large OEMs account for a majority of RF amplifier purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we continually attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from AML. Such a reduction would have a material adverse effect on our business, results of operations, and financial condition.

  We have experienced, and expect to continue to experience, declining average sales prices for our products. Wireless infrastructure manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the RF amplifier market have put continued pressure on us to continually reduce the sales price of our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins.

Business Strategy

  AML's business strategy is to become the most efficient manufacturer of high performance RF amplifiers used in digital wireless networks worldwide and includes the following key elements: (i) provide leading technology to the RF amplifier industry through research and product development that continues to improve our products' technical performance and establish new levels of technical performance, to improve our manufacturing productivity and efficiency, and to lower costs; (ii) leverage our technical and manufacturing agility to increase market share and expand our relationships with existing customers;
(iii) focus our business growth through the expansion of our customer base of wireless network OEMs; (iv) maintain our focus on the quality, reliability and manufacturability of our RF amplifier products.

  Our focus on RF amplifier technology and the experience we have gained through the implementation of our products in digital wireless networks has enabled us to develop substantial expertise in RF power and low noise amplification technology. We intend to continue to invest in research and development of new methods to improve RF amplifier performance, including efforts to support high rate wireless data transmission. We believe that our existing platforms and new products in development will enable us to continue to expand our customer base by offering a broad range of products to meet the diverse requirements of OEMs
and wireless network operators.   We also intend to leverage our product lines
in an attempt to expand our relationships with our existing customers and to add new customers. AML has implemented self balancing, one piece flow manufacturing which we believe allows us to efficiently manufacture RF amplifiers of various configurations, on a single line, at varying rates to support variable customer demand. We believe we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies. We also believe our focus on the manufacturability of our amplifier designs and our implementation of self-balancing, one piece flow manufacturing will help us increase our productivity while reducing our product costs. We believe this combination of product offering, design agility and manufacturing techniques represents a competitive advantage over other third party RF amplifier manufacturers.

Markets

  We sell our RF amplifier products into various segments of the wireless communications market. Our primary focus is on the digital mobile communications (PCS and cellular), BWA, and wireless messaging markets. In fiscal 2000, we derived approximately 68.9% of our revenues from the cellular market and 21.8% from the PCS and wireless messaging market.

  Cellular and PCS. Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls through the wireline Public Switched Telephone Network
(PSTN). Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances PCS transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, PCS networks operating at the higher frequency ranges should require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic region.

  In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. Originally, cellular base stations in analog networks used single carrier RF power amplifiers for each frequency channel allocated to the cell. Many analog cellular networks are now utilizing a process known as adaptive channel allocation in order to increase network capacity. In adaptive channel allocation, which is optimized with multi-carrier RF power amplifiers, unused channels in cells are temporarily reallocated to augment more heavily utilized adjacent cells. The signals are amplified simultaneously through a multi-carrier RF power amplifier which allows for the simultaneous amplification of all channels within a base station. Multi-carrier RF power amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for separate cavity filters for each channel, multi-carrier RF power amplifiers reduce overall deployment and maintenance costs associated with base stations. While adaptive channel allocation using multi-carrier linear amplifiers has increased the capacity of analog networks, many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to move from analog networks to digital networks. In digital networks, calls are segmented into time slots or codes and transmitted across the entire bandwidth of allocated spectrum, rather than in single channels of that spectrum. The calls are then reassembled when received at the base station or cellular phone. While using the entire bandwidth of allocated spectrum results in greater system capacity, there is a greater likelihood that even minimal background noise will result in interrupted or dropped calls. Accordingly, linear amplification is even more critical in digital networks than in their analog counterparts. AML provides linear multi-carrier RF power amplifiers which are located in base stations and work to increase the signal strength of outgoing transmissions. Our single carrier and multi-carrier RF power amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

  Wireless Messaging. The wireless messaging networks consist of a substantial number of local and nationwide transceivers that distribute and collect information from numerous handheld wireless messaging handsets. These handsets allow the user to perform functions such as accessing the internet, retrieving and responding to e-mail, and instant messaging, among others. The wireless messaging protocols are being adapted to deliver greater amounts of digital information, requiring high power, linear amplification for transmission from the base stations, and low noise tower mount receive amplifiers to maximize the sensitivity of the base station reception. AML has provided low noise tower mount receive amplifiers and RF power amplifiers to several wireless messaging network operators. Currently, the two largest markets for wireless messaging products are the domestic U.S. and China.

  Broadband Wireless Access. Formerly known as WLL, the BWA market refers to wireless products designed for fixed or limited mobility applications which provide and/or replace traditional wireline telephone systems. These systems are finding increasing use as alternative "last mile" solutions to providing high speed wireless data capability to outlying areas that have no access to traditional "cabled" high speed data access such as DSL (Digital Subscriber

Line), CATV (Community Access Television), or fiber optic services. BWA systems are often far less expensive to install than "wired" systems, particularly for low-density areas. The BWA markets span a wide range of frequencies and protocols dependent upon the geopolitical requirements of regions. AML has developed and continues to develop its product offering to support this market.

  Hybrid Microwave Circuit. The hybrid microwave circuits are sold to OEM customers with broadband, microwave frequency, component requirements. These parts typically support applications including surveillance, optics, signal detection, satellite communication and telemetry. They are used in both the transmission and reception signal paths. The technology permits accurate, reproducible, volume products supporting broad bandwidths and higher frequencies to be designed and manufactured. Moderate volume requirements and custom design requirements characterize these markets.

Products

  The Company designs and manufactures single and multicarrier RF power amplifiers and low noise receive amplifiers that are sold primarily into the cellular, PCS, wireless messaging and BWA markets.

  Cellular. The Company has offered its M series cellular multicarrier amplifiers since 1994. These are linear multicarrier RF power amplifiers suitable for use in the amplification of analog and digital communications formats. These products range in power levels from 30 to 140 watts and provide flexible features/options such as AC or DC supply operation, replaceable input modules that allow wide variation and combination of signal gain and connection types.

  PCS. The Company has developed several RF low noise receive and single channel power amplifiers for various OEMs. These products offer cost effective amplification of their respective formats to support the OEM requirements. We have integrated real time embedded microprocessor control within some of these products to assist in the manufacturability and field diagnostic capabilities. Typical power levels range from 4 watts to 80 watts.

  Wireless Messaging. The Company has developed a wide range of receive products to support the wireless messaging market. These products include tower mount receive amplifiers, RF power amplifiers, and base station receive multicouplers. AML believes these products offer excellent performance in terms of maximizing receive sensitivity while minimizing the effects of interference from alternative services. We also offer derivative products of our cellular RF power amplifier product line to support the wireless messaging base station transmission requirements.

  BWA. The Company has developed, and continues to develop products in support of the BWA market. These products include base station RF power and low noise receive amplifiers as well as tower mounted RF power and low noise receive products. Typical system applications include CDMA and TDMA protocols with output powers ranging from 2 to 10 watts. These systems operate at various frequencies ranging from below 400 MHz to above 30 GHz. AML uses its linearization technology along with its knowledge of RF device technology capability to select the appropriate implementation for each application.

  Hybrid Microwave Circuit. We produce standard hybrid microwave circuit products that are listed in our web-based catalog and selection guide. We also produce derivative products that are based upon minor modification of the catalog items. The frequencies range from 50kHz to 30GHz. Power levels range from less than one milliwatt to several watts.

  Our RF power amplifiers range in price from $500 to over $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation. Our receive products range in price from $400 to $3,000 per amplifier, depending upon system requirements and implementation.

Customers

  We sell products to wireless OEM customers worldwide, including Hyundai, LGIC, Transcept, ViaSat, Raytheon, Marconi, Andrew Corp. and EMS Wireless. We have also sold products to wireless network operators such as AT&T Wireless Services, MCI/Worldcom, BellSouth, Pele-Phone, Wireless Data, and Weblink Wireless.

  For the fiscal year ended March 31, 2000, our largest customer was AT&T Wireless Services, which accounted for approximately 43.0% of net sales. MCI/Worldcom was our second largest customer with approximately 19.9% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

Marketing and Distribution, International Sales

  We sell our products through a combination of a technically proficient direct sales force and independent sales representatives. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, manage networks of independent sales representatives. We also utilize a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the wireless infrastructure equipment market. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from our marketing, product support and customer service departments.

  AML's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products, particularly our base station RF power amplifiers, are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

Warranty

  AML's warranty varies by product type and typically covers defects in material and workmanship. We perform warranty obligations and other maintenance services at our facilities in Southern California.

Product Development

  We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise, and increased efficiency in the RF amplification process. We also invest significant resources in the development of new amplifier products to support transmission protocols, including Enhanced Data Rate for GSM Evolution (EDGE), and WCDMA.
Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of new and existing products. Our research and development staff consisted of 19 people as of March 31, 2000. Expenditures for research and development amounted to approximately $1.9 million in fiscal 2000 and $3.0 million in fiscal 1999.

Competition

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development, rapid product obsolescence, evolving industry standards, and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While we believe we compete favorably with respect to the foregoing characteristics, there can be no assurance we will be able to continue to do so.

  Our current competitors include Chesapeake Microwave, Microwave Power Devices, Inc., Powerwave Technologies, Inc., Spectrian Corporation, and Stealth Microwave, Inc., in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than AML and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee we will be able to successfully increase our market penetration or our overall share of the RF amplifier marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF amplifier marketplace.

  AML's success depends in large part upon the rate at which wireless infrastructure OEMs incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of RF amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some of these companies regularly evaluate whether to manufacture their own RF amplifiers rather than purchase them from third-party vendors such as AML. These companies could also directly compete with AML by selling their RF amplifiers to other manufacturers and operators, including our customers. These companies may enter into joint ventures or strategic relationships with our competitors. Our results of operations, net sales and profitability could be adversely impacted if certain OEMs were to actively market RF power amplifier products in direct competition with us or continue to manufacture RF power amplifiers internally or enter into joint ventures or other strategic relationships with our competitors. If we are not successful in increasing the use of our products by the leading wireless infrastructure OEMs, there would be a material adverse effect on our business, financial condition and results of operations.

  We have experienced significant price competition and expect price competition in the sale of RF power amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Manufacturing and Suppliers

  Our headquarters and our manufacturing facility are located in Camarillo, California. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials we use consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

  We obtained ISO 9001 certification, a uniform worldwide quality management system standard, on our headquarters and manufacturing facility located in Camarillo, California. Numerous customers and potential customers throughout the world, particularly in Europe, require their suppliers be ISO certified. In addition, many customers require their suppliers to purchase components only from subcontractors that are ISO certified.

  We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. We have experienced, and may in the future experience, shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

Intellectual Property

  We rely on trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We own several patents relating to multicarrier power amplifier circuits and implementation. We have an on-going program which encourages applications for both U.S. and international patents for various aspects of our technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to AML, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

  We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

  Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our intellectual property, and our intellectual property or proprietary technology may otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which our products have been or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

  The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Although we are not aware of any pending or threatened intellectual property lawsuits against us, we cannot guarantee that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customer's ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.


Government Regulation


  Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and Price Range of Common Stock internationally. Regulatory approvals often must be obtained by AML in connection with the manufacture and sale of its products, and by AML's customers to operate AML's products. There can be no assurance that the United States Federal Communications Commission (FCC), International Telecommunications Union (ITU), European Telecommunications Standard Institute (ETSI), or other organizations charged with regulating the requirements of RF equipment, will not adopt more stringent regulations for the communications industry. If such regulations are adopted, AML, the OEMs and the wireless system operators may be required to alter the manner in which radio signals are transmitted, or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect AML's products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations, could affect the market for AML's products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new wireless personal communications services. However, there can be no assurances that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers.

Employees

  As of March 31, 2000, the Company had 72 full-time employees, including 19 in research and development; 38 in manufacturing, production engineering and quality assurance; nine in administration; and six in sales, marketing, order entry and customer support. The Company believes the success of its business depends, in part, on its ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Company employees are not governed by collective bargaining agreements. The Company believes its relationships with its employees are good.

Environmental Regulations

  The Company is subject to federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes it is currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes, cessation of operations, or other actions which could materially and adversely affect the Company's business, financial condition and results of operations.

History

  AML Communications, Inc., ("AML" or the "Company") was incorporated in California in 1986 as Advanced Milliwave Laboratories, Inc. Early in 1994, the Company changed its name to AML Communications, Inc. In December 1995, in conjunction with the initial public offering of its common stock, the Company changed its state of incorporation from California to Delaware. In May 1996, the Company moved its principal office and manufacturing facility to its current location, 1000 Avenida Acaso, Camarillo, California, 93012.

ITEM 2.   DESCRIPTION OF PROPERTY

  The Company's administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The Company's lease for this space expires in April 2003. The Company believes its current facilities are in reasonable condition and provide adequate expansion capabilities.

ITEM 3.   LEGAL PROCEEDINGS

  The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Two purported class action lawsuits were filed against the Company and certain of its current and former officers and directors. The first lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No. CIV 179776,
         -------------------------------------------------
was filed on March 19, 1998 in the Superior Court for the State of California (Ventura County) (the "State Action"). The second lawsuit, entitled Ronny
                                                                    -----
Sussman v. AML Communications, Inc., et al., Case No. 98-2010 CAS (Ex) (C.D.
-------------------------------------------
Cal.), was filed on March 20, 1998 in the federal district court in Los Angeles, California (the "Federal Action"). While the Federal Action asserts claims under the federal securities laws and the State Action asserts claims under California's securities laws, the complaints are otherwise essentially identical, and allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal years 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

  In the Federal Action, in November, 1999, the parties reached a settlement in principle for $2.25 million, all of which was covered by the Company's insurers. On May 1, 2000, the lawsuit was dismissed pursuant to an order of the district court from which no appeal has been taken. The judgment is thus now final and non-appealable. Pursuant to the stipulation of settlement, the plaintiffs dismissed their State action lawsuit with prejudice in June 2000.

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


                                                                Price Range of Common Stock
                                                               High                     Low
                                                               ----                     ---
Fiscal year ended March 31, 1999
First quarter........................................          $ 5.13                   $3.00
Second quarter.......................................          $ 4.13                   $1.38
Third quarter........................................          $ 2.06                   $0.94
Fourth quarter.......................................          $ 1.88                   $0.75

Fiscal year ended March 31, 2000
First quarter........................................          $ 1.75                   $1.13
Second quarter.......................................          $ 4.56                   $1.25
Third quarter........................................          $ 5.69                   $2.28
Fourth quarter.......................................          $11.00                   $3.63


At June 26, 2000 there were approximately 63 holders of record of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 1999 and 2000.



(Dollars in thousands)                                                          Year Ended March 31,
                                                                  ------------------------------------------------------
                                                                         1999                            2000
                                                                  ---------------------       --------------------------
Revenues
Cellular and wireless telephony...........................        $ 4,160         53.5%         $ 5,431           68.9%
Wireless messaging........................................          2,116         27.2            1,713           21.8
Custom and other..........................................          1,499         19.3              733            9.3
                                                                  -------       ------          -------         ------
    Total net sales.......................................          7,775        100.0            7,877          100.0
Cost of goods sold........................................          5,733         73.7            5,285           67.1
                                                                  -------       ------          -------         ------
Gross profit..............................................          2,042         26.3            2,592           32.9
Operating expenses:
   Selling, general and administrative....................          3,049         39.2            2,594           32.9
   Research and development...............................          2,981         38.3            1,917           24.3
                                                                  -------       ------          -------         ------
Operating loss............................................         (3,988)       (51.3)          (1,919)         (24.3)
Other income, net.........................................           (384)        (4.9)            (242)          (3.0)
                                                                  -------       ------          -------         ------
Loss before benefit from income taxes.....................         (3,604)       (46.4)          (1,677)         (21.3)
Benefit from income taxes.................................            475         (6.1)              --             --
                                                                  -------       ------          -------         ------
Net loss..................................................        $(3,129)      (40.2)%         $(1,677)        (21.3)%
                                                                  =======       ======          =======         ======

Fiscal Years Ended March 31, 2000 and 1999

  Net sales. Net sales for fiscal 2000 were $7.9 million compared to $7.8 million in fiscal 1999. Cellular and wireless telephony products contributed $5.4 million, or 68.9% of net sales in fiscal 2000 compared to $4.2 million, or 53.5.% of sales in fiscal 1999. The increase in cellular and wireless telephony products is attributable to increased demand for the Company's cellular products during the first half of the year and from sales of its wireless telephony products into the Korean market. Sales of wireless messaging products totaled $1.7 million, or 21.8% of net sales in fiscal 2000, compared to $2.1 million, or 27.2% of net sales in fiscal 1999. The decrease in sales of wireless messaging products can be attributed to the Company fulfilling a large contract to a single customer during the first quarter of fiscal 1999. The Company announced in April 2000 that it had received orders for more than $1.0 million of wireless messaging amplifiers. Custom and other sales were $733,000, or 9.3% of net sales in fiscal 2000 compared to $1.5 million, or 19.3% of net sales in fiscal 1999. The reduction reflects a decision by previous management to exit the custom sales market. Late in fiscal 2000, the Company made a strategic decision to focus more on this market and during the year purchased the rights to a line of hybrid microwave circuit products and hired engineering talent with experience in this segment. Sales of products outside the United States represented approximately 20.0% and 10.8% of net sales during fiscal 1999 and 2000, respectively.

  Gross profit. Gross profit for fiscal 2000 was $2.6 million, or 32.9% of net sales, compared to $2.0 million, or 26.3% of net sales, in fiscal 1999. The percentage increase is a result of reduced costs related to labor and overhead, consistent with the Company's cost reduction initiatives and benefiting from the redesign of its production floor. These cost savings were partially offset by lower average selling prices and gross margins for the Company's products in the highly competitive wireless industry. The Company expects the pressure on selling prices to continue in fiscal 2001.

  Selling, general and administrative costs. Selling, general and administrative costs for fiscal 2000 were $2.6 million, or 32.9% of net sales, compared to $3.0 million, or 39.2% of net sales, for fiscal 1999. The decrease is attributable to reduced sales and administration labor and benefit costs related to the workforce reduction on March 12, 1999, and lower professional and consulting fees. These reductions were partially offset by higher commissions at increased rates for outside sales representatives and increased travel and advertising costs to promote the Company. The Company believes continued investment in marketing and administration is necessary to compete profitably in the intensely competitive wireless industry.

  Research and development costs. Research and development costs for fiscal 2000 were $1.9 million, or 24.3% of net sales, compared to $3.0 million, or 38.3% of net sales, for the corresponding period in fiscal 1999. The decrease is due primarily to one-time charges related to the termination of unmarketable projects in fiscal 1999, and reduced labor and benefits costs related to the workforce reductions on March 12, 1999. Additional reductions came from a more strategic streamline approach to research and development projects, which decreased material and inventory obsolescence costs. Depreciation expense was higher due to increased levels of capital equipment required to design and develop new products for the cellular and wireless telephony markets.

  Other income, net. Other income for fiscal 2000 decreased to $242,000 compared to $384,000 for fiscal 1999. The reduction is due to interest income generated from cash invested. The cash balances are a function of the net proceeds from the Company's public offering in December 1995 and from the net cash flow as a result of operations.

  Benefit from taxes. The Company recorded no benefit from taxes for fiscal 2000 compared to a benefit from taxes of $475,000 at a rate of approximately 34% for 1999. The Company utilized its net operating loss carryback during fiscal 1999 to create the benefit from taxes.

  Net loss. For the reasons set forth above, the Company generated a net loss in fiscal 2000 of $1.7 million, or 21.3% of net sales compared to a net loss of $3.1 million, or 40.2% of net sales in fiscal 1999.

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

  In August 1998, the Company announced that its Board of Directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback were purchased from time to time on the open market and are being held for issuance in connection with the future exercise of employee stock options. During fiscal 2000, the Company did not repurchase any additional shares in open market transactions and has retained the 114,500 shares repurchased during fiscal 1999.

   In October 1999, the Company entered into a new revolving bank line of credit. The agreement is comprised of two separate credit facilities. The initial facility is a $1,500,000 revolving line of credit, which bears interest at the bank's reference rate (9.00% at March 31, 2000) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options, which may be used to finance up to 100% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate (9.00% at March 31, 2000) plus 1.50%. Both facilities are secured primarily by all of the Company's assets and expire on October 26, 2000. As of March 31, 2000, the Company has not borrowed from either facility. As of March 31, 2000, the Company was not in compliance with two financial covenants of the loan agreement. The Company failed to meet the quarterly and annual net income covenants and requested a wavier for these covenant requirements. This waiver was granted and the Company retains its right to borrow from both credit facilities.

  At March 31, 2000, the Company had $4.7 million in cash and cash equivalents. The Company's operating activities used cash of approximately $1.5 million in fiscal 2000 primarily as a result of a loss from operations and increases in accounts receivable and inventory. The Company's capital expenditures of $490,000 for fiscal 2000 were primarily for manufacturing test equipment, improvements to our production floor, and information system upgrades and additions.

  The Company believes the net proceeds from the initial public offering, together with net cash from operations will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

Additional Factors That May Affect Future Results

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), the Company's ability to timely develop and produce commercially viable products at competitive prices, the ability of the Company's products to operate and be compatible with base station equipment of various OEMs, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the Company's ability to accurately anticipate customer demand, the Company's ability to manage expense levels, the availability and cost of components, and the Company's ability to finance its activities, maintain its financial liquidity, and worldwide economic and political conditions.

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

  The Company received its ISO 9001 quality certification, a uniform worldwide quality management system standard, for its headquarters and manufacturing facility located in Camarillo, California in August 1999. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified. Failure of the Company to maintain such quality certifications may affect current and future orders and could have a material adverse effect on the Company's business, financial condition and results of operations.


  Sales of products outside the United States represented approximately 20.0% and 10.8% of net sales during fiscal 1999 and 2000, respectively. The Company is actively pursuing international customers, although no assurances can be given as to the degree of success of the Company's strategic plan. International sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivable collection periods, as well as tariffs and other trade barriers. In addition, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurances that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

  The Company's quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not experience such fluctuations in the future. The Company establishes its expenditure levels for product development and other operating expenses based on its expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurances that the Company will be profitable on a quarter-to-quarter basis in the future. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to these factors, it is likely that in some future quarter or quarters the Company's revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's common stock would be materially adversely affected.

Quantitative and Qualitative Disclosures About Market Risk

  The Company's primary market risk exposure is interest rate risk. As of March 31, 2000, the Company's line of credit facilities were the only debt facilities subject to variable interest rates. The Company will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7.   FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                            ------
Report of Independent Public Accountants.................................................................       16

Balance Sheet as of March 31, 2000.......................................................................       17

Statements of Operations for each of the two years ended March 31, 2000..................................       18

Statements of Stockholders' Equity for each of the two years ended March 31, 2000........................       19

Statements of Cash Flows for each of the two years ended March 31, 2000..................................       20

Notes to Financial Statements............................................................................       21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AML Communications, Inc.:

  We have audited the accompanying balance sheet of AML Communications, Inc. (a Delaware corporation) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the two years ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2000, and the results of its operations and its cash flows for each of the two years ended March 31, 2000, in conformity with accounting principals generally accepted in the United States.



Arthur Andersen LLP

Los Angeles, California
May 19, 2000

                            AML COMMUNICATIONS, INC.

                                 BALANCE SHEET

                              AS OF MARCH 31, 2000


ASSETS
------

Current Assets:
  Cash and cash equivalents................................................                $ 4,659,000
  Accounts receivable, net of allowance for doubtful accounts of $72,000...                  1,134,000
  Inventories..............................................................                  2,341,000
  Other current assets.....................................................                    512,000
                                                                                           -----------
     Total current assets..................................................                  8,646,000


Property and Equipment, at cost............................................                  4,884,000
  Less--Accumulated depreciation and amortization..........................                 (3,051,000)
                                                                                           -----------
                                                                                             1,833,000

Deferred taxes.............................................................                    288,000
Other assets...............................................................                     14,000
                                                                                           -----------
                                                                                           $10,781,000
                                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable.........................................................                $   844,000
  Current portion of capital lease obligations.............................                     65,000
  Accrued expenses:
             Accrued payroll and payroll related expenses..................                    359,000
             Accrued commissions...........................................                     99,000
             Income tax payable............................................                    190,000
             Other accrued expenses........................................                    254,000
                                                                                           -----------
        Total current liabilities..........................................                  1,811,000

Capital lease obligations, net of current portion..........................                    141,000
Commitments and Contingencies (Notes 3 and 7)
Stockholders' Equity:
  Preferred stock, $.01 par value:
     1,000,000 shares authorized; no shares issued or
     outstanding...........................................................                         --
  Common stock, $.01 par value:
     15,000,000 shares authorized;
     6,429,756 shares issued and 6,315,256 outstanding.....................                     64,000
  Capital in excess of par value...........................................                  9,480,000
  Treasury stock--114,500 shares, at cost..................................                   (223,000)
  Accumulated deficit......................................................                   (492,000)
                                                                                           -----------
       Total stockholders' equity..........................................                  8,829,000
                                                                                           -----------
                                                                                           $10,781,000
                                                                                           ===========

       The accompanying notes are an integral part of this balance sheet.

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED MARCH 31, 1999 AND 2000


                                                                            Year Ended
                                                                ----------------------------------
                                                                  March 31,             March 31,
                                                                    1999                  2000
                                                                ------------          -----------
Net Sales.............................................          $  7,775,000          $ 7,877,000
Cost of goods sold....................................             5,733,000            5,285,000
                                                                ------------          -----------
     Gross profit.....................................             2,042,000            2,592,000

Operating Expenses:
  Selling, general and administrative.................             3,049,000            2,594,000
  Research and development............................             2,981,000            1,917,000
                                                                ------------          -----------
                                                                   6,030,000            4,511,000
                                                                ------------          -----------
     Operating loss...................................            (3,988,000)          (1,919,000)

Other (Income) Expense:
  Interest income.....................................              (394,000)            (269,000)
  Interest expense....................................                16,000               27,000
  Other...............................................                (6,000)                  --
                                                                ------------          -----------
                                                                    (384,000)            (242,000)
                                                                ------------          -----------
     Loss before benefit
       from income taxes..............................            (3,604,000)          (1,677,000)

Benefit from income taxes.............................              (475,000)                  --
                                                                ------------          -----------

     Net loss.........................................          $ (3,129,000)         $(1,677,000)
                                                                ============          ===========

Basic and Diluted Loss Per Common Share...............          $      (0.50)         $     (0.27)
                                                                ============          ===========
Basic and Diluted Weighted Average Number of Shares of
 Common Stock Outstanding.............................             6,279,000            6,270,000
                                                                ============          ===========


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED MARCH 31, 1999 AND 2000


                                                                                                    Retained
                                   Common Stock          Capital in                                 Earnings/
                              ----------------------      Excess of          Treasury Stock        Accumulated    Retained
                               Shares        Amount       Par Value       Shares       Amount       Deficit         Total
                              ----------------------    ------------     ---------   ---------      ---------    ----------
Balance, March 31, 1998....   6,291,930     $63,000         $9,331,000         --    $      --    $  4,314,000    $13,708,000

   Exercise of stock
    options................      82,699       1,000             34,000         --           --              --         35,000
                                             (1,000)
    Repurchase of treasury
     shares................    (114,500)                            --   (114,500)    (223,000)             --       (224,000)
   Net loss................          --          --                 --         --           --      (3,129,000)    (3,129,000)
                              ---------     -------         ----------   --------    ---------    ------------    -----------

Balance, March 31, 1999....   6,260,129      63,000          9,365,000   (114,500)    (223,000)      1,185,000     10,390,000

   Exercise of stock
    options................      55,127       1,000            115,000         --           --              --        116,000

   Net loss................          --          --                 --         --           --      (1,677,000)    (1,677,000)
                              ---------     -------         ----------   --------    ---------    ------------    -----------

Balance, March 31, 2000....   6,315,256     $64,000         $9,480,000   (114,500)   $(223,000)   $   (492,000)   $ 8,829,000
                              =========     =======         ==========   ========    =========    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 1999 AND 2000


                                                   Year Ended
                                           ---------------------------
                                             March 31,      March 31,
                                              1999            2000
                                           -----------     -----------
Cash Flows from Operating Activities:
  Net loss..............................   $(3,129,000)    $(1,677,000)
    Adjustments to reconcile net loss
    to net cash used in operating
    activities:
     Depreciation and amortization......       726,000         763,000
     Changes in assets and liabilities:
        Decrease (increase) in:
           Accounts receivable..........     1,201,000        (707,000)
           Inventories..................       942,000        (557,000)
           Income tax receivable........      (537,000)        537,000
           Other assets.................        41,000        (294,000)
           Deferred tax asset...........        61,000              --
        Increase (decrease) in:
           Accounts payable.............      (208,000)        286,000
           Accrued expenses.............      (200,000)        (42,000)
           Income taxes payable.........      (195,000)        190,000
                                           -----------     -----------
           Net cash used in operating       (1,298,000)     (1,501,000)
            activities..................   -----------     -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment...      (486,000)       (490,000)
                                           -----------     -----------
           Net cash used in investing         (486,000)       (490,000)
            activities..................   -----------     -----------
Cash Flows from Financing Activities:
  Treasury stock repurchase.............        35,000         116,000
  Proceeds from exercise of stock
   options..............................      (224,000)             --
  Principal payments capital lease             (38,000)        (63,000)
   obligations..........................   -----------     -----------
           Net cash (used in) provided
            by financing activities.....      (227,000)         53,000
                                           -----------     -----------
Net decrease in Cash and Cash               (2,011,000)     (1,938,000)
 Equivalents............................
Cash and Cash Equivalents, beginning of      8,608,000       6,597,000
 year...................................   -----------     -----------
Cash and Cash Equivalents, end of year..   $ 6,597,000     $ 4,659,000
                                           ===========     ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
       Interest.........................   $    16,000     $    26,000
                                           ===========     ===========
       Income taxes.....................   $   191,000     $         0
                                           ===========     ===========
  Non-cash transactions:
       Debt incurred to purchase
       equipment........................   $   226,000     $    24,000
                                           ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

1.  Line of Business

  AML Communications, Inc. is a designer, manufacturer and marketer of amplifiers and related products for the global wireless communications industry. The Company currently focuses on the following sectors of the wireless market: cellular telephony, broadband wireless access, personal communications services, wireless messaging, low earth orbit satellite networks, and hybrid microwave circuit products.

2.   Summary of Significant Accounting Policies

  Concentration of Cash

  The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2000, the Company had cash and cash equivalent balances totaling $4,521,000 in financial institutions which were in excess of federally insured amounts.

  Credit Risk

  The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 2000, two customers comprised 51.1% and 12.9% of accounts receivable, respectively.

  During fiscal 1999, the Company had sales to two customers which represented 20.5% and 11.9% of net sales, respectively. During fiscal 2000, the Company had sales to two customers which represented 43.0% and 19.9% of net sales, respectively.

  The Company's customers are comprised primarily of cellular service providers and original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. However, the Company also had sales to customers in South America, Western Europe, Canada, Israel, Russia, and Korea. During the fiscal years ended March 31, 1999 and March 31, 2000, international sales were $1.6 million, or 20.0% of net sales and $849,000, or 10.8% of net sales, respectively.

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

  Inventories

  Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

                                                  March 31,
                                                    2000
                                                -----------

          Raw materials.....................    $1,785,000
          Work in process...................       252,000
          Finished goods....................       304,000
                                                ----------
                                                $2,341,000
                                                ==========

  Depreciation and Amortization

  Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment......................................  3 to 5 years
Furniture and fixtures.......................................  5 years
Leasehold improvements.......................................  Life of lease

  The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

  Property and equipment consist of the following:

                                                                  March 31, 2000
                                                                  --------------
          Machinery and equipment..............................      $4,147,000
          Furniture and fixtures...............................         129,000
          Leasehold improvements...............................         608,000
                                                                     ----------
                                                                     $4,884,000
                                                                     ==========

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

Due to the loss in fiscal 1999 and fiscal 2000, the effect of outstanding options was not included as the effect would be anti-dilutive.

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

  Business Segments

  The Company operates as one reportable business segment. The Company designs, manufactures, and markets amplifiers and related products for the global wireless communications industry, including, cellular telephony, broadband wireless access, personal communications services, wireless messaging, low earth orbit satellite networks, and hybrid microwave circuit products.

3.   Debt and Lease Commitments

  Bank Line of Credit

  In October 1999, the Company entered into a new revolving bank line of credit. The agreement is comprised of two separate credit facilities. The initial facility is a $1,500,000 revolving line of credit, which bears interest at the bank's reference rate (9.00% at March 31, 2000) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options, which may be used to finance up to 100% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate (9.00% at March 31, 2000) plus 1.50%. Both facilities are secured primarily by all of the Company's assets and expire on October 26, 2000. As of March 31, 2000, the Company has not borrowed from either facility. As of March 31, 2000, the Company was not in compliance with two financial covenants of the loan agreement. The Company failed to meet the quarterly and annual net income covenants and requested a wavier for these covenant requirements. This waiver was granted and the Company retains its right to borrow from both credit facilities.

  Capital and Operating Lease Obligations

  The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2003. Total rent expense under these operating leases was approximately $158,000 and $155,000 during the years ended March 31, 1999 and 2000, respectively. Included in property and equipment is approximately $340,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases which expire through September 30, 2003. The effective interest rate for these leases range from 8.64% to 9.98%.

  Total minimum lease payments under the above leases are as follows:


                                                               Capital         Operating
                                                               Leases            Leases            Total
                                                           ---------------   --------------   ---------------
Year ending March 31,
     2001...............................................         $ 80,000          $159,000          $239,000
     2002...............................................           63,000           168,000           231,000
     2003...............................................           63,000           178,000           241,000
     2004...............................................           32,000            15,000            47,000
     Thereafter.........................................               --                --                --
                                                                 --------          --------          --------
                                                                  238,000          $520,000          $758,000
                                                                                   ========          ========
  Less--Amount representing interest....................          (32,000)
                                                                 --------
  Present value of minimum lease payments...............          206,000
  Less--Current portion.................................          (65,000)
                                                                 --------
                                                                 $141,000
                                                                 ========

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

  The Company did not record a provision or benefit for income taxes for the year ended March 31, 2000 due to the net loss.

  The benefit for income taxes for the year ended March 31, 1999 consists of the following:


                                                   Year Ended
                                              -------------------
                                                 March 31, 1999
                                              -------------------
Current:
  Federal.................................          $(485,000)
  State...................................            (51,000)
                                                    ---------
                                                     (536,000)
                                                    ---------
Deferred..................................             61,000
                                                    ---------
Benefit for income taxes..................          $(475,000)
                                                    =========

  Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 1999 and 2000 are as follows:

                                                     March 31,                            March 31,
                                                        1999                                2000
                                             ---------------------------            -------------------------
                                                Amount          Percent                Amount        Percent
                                             ------------   ------------            -----------    ----------
Income tax at statutory federal rate..         $(1,209,000)        (34%)             $(570,000)         (34.0%)

State income taxes, net of federal
 income tax...........................             (33,000)         (1)                     --              -

Effect of permanent differences.......              65,000           2                   6,000            0.4
Research and development credit.......                  --          --                      --              -
Change in valuation allowance.........            (111,000)         (3)                913,000           54.4
Other.................................             813,000          23                (349,000)         (20.8)
                                               -----------        ----               ---------          -----
                                               $  (475,000)       (13%)              $       0           (0.0%)
                                               ===========        ====               =========          =====

  Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  A detail of the Company's deferred tax asset as of March 31, 2000 follows:

     Inventory reserves................................             $   280,000
     Allowance for doubtful accounts...................                  29,000
     Accrued vacation..................................                  46,000
     Accrued bonus.....................................                  47,000
     Accrued warranty and customer support.............                  29,000
     Other.............................................                  84,000
     General tax credit carryforwards..................                 504,000
     Net operating loss carryforwards..................               1,088,000
     Depreciation......................................                  (4,000)
                                                                    -----------
                                                                      2,103,000
     Valuation allowance...............................              (1,815,000)
                                                                    -----------
                                                                    $   288,000
                                                                    ===========

  As of March 31, 2000, the Company had Federal net operating loss carry-forwards of approximately $2.8 million, expiring at various dates through 2020.


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


                                                                                                      Weighted
                                                                             Number of                  Average
                                                                              Shares                Exercise Price
                                                                            ----------             ---------------
Outstanding at March 31, 1998.......................................          343,382                    $4.39

Granted.............................................................          298,500                     2.14
Exercised...........................................................          (82,699)                     .41
Canceled............................................................         (108,091)                    7.18
                                                                             --------

Outstanding at March 31, 1999.......................................          451,092                     3.74

Granted.............................................................          268,000                     1.96
Exercised...........................................................          (55,127)                    2.10
Canceled............................................................          (55,413)                    3.27
                                                                             --------

Outstanding at March 31, 2000.......................................          608,552                    $3.07
                                                                             ========


  The weighted average fair value for options granted during each year was $2.01 and $1.81 for fiscal 1999 and fiscal 2000, respectively.

  The number of common stock options available for grant as of each year were 327,866 for fiscal 1999 and 115,279 for fiscal 2000.

Options outstanding at March 31, 2000 and related weighted average price and life information is as follows:


                                                Weighted                Total
                            Total               Average               Weighted                                    Weighted
    Range of               Options           Remaining Life            Average               Options               Average
 Exercise Prices          Outstanding            (Years)            Exercise Price          Exercisable         Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
  $1.00 - $  1.22           182,500               9.0                 $ 1.20                 3,750                $ 1.00
  $1.28 - $  1.44           110,625               8.9                 $ 1.32                 3,750                $ 1.28
  $2.00 - $  2.66            27,500               8.7                 $ 2.27                 3,750                $ 2.00
  $3.25 - $  3.88           180,363               7.2                 $ 3.56                42,238                $ 3.81
  $4.22 - $  6.67            84,064               4.9                 $ 5.14                40,500                $ 6.12
  $8.06 - $ 15.75            23,500               3.4                 $12.05                17,500                $14.11
  --------------            -------               ---                 ------               -------                ------
  $1.00 - $15.75            608,552               7.0                 $ 3.07               111,488                $ 6.02


  As of March 31, 1999 there were 76,982 options exercisable with a weighted average exercise price of $6.11.

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

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                  1999   2000
                                                                  ----   ----
  Expected life (years)  ......................................    10      10
  Dividend yield...............................................    --      --

  The interest rate range is 4.53% - 6.82% and the range for volatility is 96.2%
- 109.4%. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $567,000 and $481,000 in fiscal 1999 and fiscal 2000, respectively. This would result in a pro forma net loss resulting from the increased compensation cost of $3,696,000, or $(0.58) per diluted share in fiscal 1999, and pro forma net loss of $2,158,000, or $(0.34) per diluted share in fiscal 2000. The effect of stock-based compensation on the net loss for fiscal 1999 and 2000 may not be representative of the effect on pro forma net income (loss) in future years because compensation expense related to grants made prior to fiscal 1997 is not considered.

  Warrants

  In connection with the initial public offering in December 1995, the Company sold the underwriters five-year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $6.40 per common share. As of March 31, 2000, all 150,000 warrants are outstanding and currently exercisable. The warrants expire December 2000.

  Stock Repurchase Program

  In August 1998, the Company announced that its board of directors authorized a stock repurchase program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the repurchase program were bought from time to time in the open market and are held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 in fiscal year 1999. For the year 2000, the Company did not repurchase any shares in open market transactions.

6.  Employee Benefit Plan

  The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no matching contribution for the years ended March 31, 1999 and 2000. However, for the years ended March 31, 1999 and 2000 the Company contributed $36,000 and $57,900 in discretionary contributions, respectively.

7.  Legal Proceedings

  The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Two purported class action lawsuits were filed against the Company and certain of its current and former officers and directors. The first lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No.
                  -------------------------------------------------
CIV 179776, was filed on March 19, 1998 in the Superior Court for the State of California (Ventura County) (the "State Action"). The second lawsuit, entitled Ronny Sussman v. AML Communications, Inc., et al., Case No. 98-2010 CAS (Ex)
-------------------------------------------------
(C.D. Cal.), was filed on March 20, 1998 in the federal district court in Los Angeles, California (the "Federal Action"). While the Federal Action asserts claims under the federal securities laws and the State Action asserts claims under California's securities laws, the complaints are otherwise essentially identical, and allege that during the purported class period of April 10, 1996 to March 25, 1997, defendants made overly optimistic estimates regarding the Company's anticipated financial performance for fiscal years 1997 and 1998, and overly optimistic statements regarding the Company's ability to develop and to sell new products for the PCS market, all allegedly in order to profit from insider trading at artificially inflated prices.

  In the Federal Action, in November, 1999, the parties reached a settlement in principle for $2.25 million, all of which was covered by the Company's insurers. On May 1, 2000, the lawsuit was dismissed pursuant to an order of the district court from which no appeal has been taken. The judgment is thus now final and non-appealable. Pursuant to the stipulation of settlement, the plaintiffs dismissed their State action lawsuit with prejudice in June 2000.

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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

  The Board of Directors consists of six directors divided into three classes serving staggered three-year terms. The following table sets forth certain information with respect to the executive officers and directors of the Company:


Name                            Age     Position                                                   Term Expires
----                            ---     --------                                                   --------------
Jacob Inbar                     51      Chairman of the Board                                            2001
Kirk A. Waldron                 37      President, Chief Executive Officer and Director                  2000
Scott T. Behan                  39      Executive Vice President, Engineering                            2002
                                        and Director
David A. Derby                  59      Director                                                         2000
Richard W. Flatow               59      Director                                                         2002
Gerald Starek                   59      Director                                                         2001

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

  Scott T. Behan has been a Director and Executive Vice President of Engineering since February 2000 and has been a Director of Vsource, Inc., (Nasdaq:VSCR.OB ), formerly Interactive Buyers Network, a high-tech Internet E-commerce service provider, since 1998. From 1994 up until his current appointment, Mr. Behan served as the Company's Vice President of New Business Development. From 1987 to 1994, Mr. Behan has held a variety of engineering and sales and marketing positions within the Company. Mr. Behan holds a B.S. in Electrical Engineering from Worcester Polytechnical Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose in this annual report on Form 10-KSB any non-compliance with those requirements during the fiscal year ended March 31, 2000. Based solely upon a review of reports delivered to the Company for fiscal 2000, all Section 16(a) filing requirements were satisfied.

ITEM 10.   EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on September 14, 2000.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

  Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2000 Annual Meeting of the Stockholders to be held on September 14, 2000.

Item 12.   Certain Relationships and Related Transactions

     During fiscal 2000, the Company did not have any material transactions with related or affiliated officers and directors.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a) The following are attached as Exhibits to this Form 10-KSB:

              3.1   Articles of Incorporation(1)
              3.2   Bylaws(1)
             10.1   AML Communications, Inc. Stock Incentive Plan(1)
             10.2   Form of Incentive Stock Option Agreement(1)
             10.3   Form of Non-employee Director Incentive Stock Option Agreement(1)
             10.4   Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.(7)
             10.5   Stock Option Agreement, dated December 15, 1995, between the Company and David A. Derby.(7)
             10.6   Stock Option Agreement, dated August 28, 1996, between the Company and David A. Derby.(7)
             10.7   Stock Option Agreement, dated December 15, 1995, between the Company and Richard W. Flatow.(7)
             10.8   Stock Option Agreement, dated August 28, 1996, between the Company and Richard W. Flatow.(7)
             10.9   Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.(7)
            10.10   Form of Indemnity Agreement(1)
            10.11   Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30,
                    1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(2)
            10.12   Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California
                    Limited Partnership(3)
            10.13   Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National
                    Trust and Savings Association (4)
            10.14   Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and
                    Savings Association(4)
            10.15   Amendment No. 1 dated September 2, 1997 to Business Loan Agreement dated August 2, 1996 between the
                    Company and Bank of America National Trust and Savings Association(5)
            10.16   Stock Incentive Plan of AML Communications, Inc., as Amended and Restated on June 24, 1998 (6)
            10.17   Form of amended Non-employee Director Stock Option Agreement. (6)
            10.18   Amendment No. 2 dated September 1, 1998 to Business Loan Agreement dated August 2, 1996 between the
                    Company and Bank of America National Trust and Savings Association. (6)
            10.19   Change in Control Agreement  dated August 25, 1998 between the Company and Kirk A. Waldron.(8)
            10.20   Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar.(8)
            10.21   Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu (8)
            10.22   Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.(8)
            10.23   Loan and Security Agreement dated October 26, 1999 between the Company and Silicon Valley Bank. (9)
            10.24   Intellectual Property Security Agreement.(9)
             23.1   Consent of Arthur Andersen LLP
               27   Financial Data Schedule
            (1)     Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form
                    SB-2 No. 33-99102-LA and incorporated herein by reference
            (2)     Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the
                    Company, as filed with the Securities and Exchange Commission on March 13, 1996, and incorporated herein by reference
            (3)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference
            (4)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
            (5)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.
            (6)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.
            (7)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference.

            (8)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 and incorporated herein by reference
            (9)     Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.


(b)  Reports on Form 8-K

     None.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:       /s/ Kirk A. Waldron            Dated:      June 29, 2000
     -------------------------------              ----------------
              Kirk A. Waldron
 President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                        Title                 Date
-------------------------------   -------------------------   -------------

        /s/  Jacob Inbar          Chairman of the             June 29, 2000
-------------------------------   Board                       -------------
       Jacob Inbar

       /s/  Kirk A. Waldron       President, Chief            June 29, 2000
-------------------------------   Executive Officer and       -------------
      Kirk A. Waldron             Director


        /s/  Scott T. Behan       Secretary, Executive Vice   June 29, 2000
-------------------------------   President-Engineering,      -------------
     Scott T. Behan               and Director


    /s/  David A. Swoish          Controller and Chief        June 29, 2000
-------------------------------   Accounting Officer          -------------
      David A. Swoish


      /s/  David A. Derby         Director                    June 29, 2000
-------------------------------                               -------------
     David A. Derby

      /s/  Richard W. Flatow      Director                    June 29, 2000
-------------------------------                               -------------
    Richard W. Flatow

     /s/ Gerald M. Starek         Director                    June 29, 2000
-------------------------------                               -------------
    Gerald M. Starek

                                 Exhibit Index

 Exhibit
  Number                                Description
 -------                                -----------
    3.1      Articles of Incorporation(1)
    3.2      Bylaws(1)
   10.1      AML Communications, Inc. Stock Incentive Plan(1)
   10.2      Form of Incentive Stock Option Agreement(1)
   10.3      Form of Non-employee Director Incentive Stock Option Agreement(1)
   10.4      Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.(7)
   10.5      Stock Option Agreement, dated December 15, 1995, between the Company and David A. Derby.(7)
   10.6      Stock Option Agreement, dated August 28, 1996, between the Company and David A. Derby.(7)
   10.7      Stock Option Agreement, dated December 15, 1995, between the Company and Richard W. Flatow.(7)
   10.8      Stock Option Agreement, dated August 28, 1996, between the Company and Richard W. Flatow. (7)
   10.9      Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.(7)
  10.10      Form of Indemnity Agreement(1)
  10.11      Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(2)
  10.12      Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited
             Partnership(3)
  10.13      Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and
             Savings Association(4)
  10.14      Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and
             Savings Association(4)
  10.15      Amendment No. 1 dated September 2, 1997 to Business Loan Agreement dated August 2, 1996 between the
             Company and Bank of America National Trust and Savings Association(5)
  10.16      Stock Incentive Plan of AML Communications, Inc., as Amended and Restated on June 24, 1998 (6)
  10.17      Form of amended Non-employee Director Stock Option Agreement. (6)
  10.18      Amendment No. 2 dated September 1, 1998 to Business Loan Agreement dated August 2, 1996 between the
             Company and Bank of America National Trust and Savings Association. (6)
  10.19      Change in Control Agreement  dated August 25, 1998 between the Company and Kirk A. Waldron(8)
  10.20      Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar.(8)
  10.21      Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu,(8)
  10.22      Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.(8)
  10.23      Loan and Security Agreement dated October 26, 1999 between the Company and Silicon Valley Bank. (9)
  10.24      Intellectual Property Security Agreement.(9)
   23.1      Consent of Arthur Andersen LLP
     27      Financial Data Schedule
----------------------------------

             (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.
             (2) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996, and incorporated herein by reference.
             (3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference.
             (4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
             (5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.
             (6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.
             (7) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference.
             (8) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 and incorporated herein by reference.

             (9) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.