Form 10QSB
period 2000-06-30
AML COMMUNICATIONS INC
filed 2000-08-15
CIK 1003640

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934

For the quarterly period ended:     June 30, 2000 or

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


                                (805) 388-1345
                             --------------------
                (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No___
                                    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  July 31, 2000:            6,316,631


Transitional Small Business Disclosure Format: Yes ___ No  X
                                                          ---
Number of pages in this Form 10-Q SB  12

                           AML COMMUNICATIONS, INC.

                                     INDEX

PART I    FINANCIAL INFORMATION                                                          PAGE
Item 1.   Financial Statements

          Statements of Operations  (unaudited) for the three month periods ended           3
          June 30, 2000 and June 30, 1999

          Balance Sheets at June 30, 2000 (unaudited) and March 31, 2000                    4

          Statements of Cash Flows (unaudited) for the three month periods ended            5
          June 30, 2000 and June 30, 1999

          Notes to the Financial Statements                                                 6

Item 2.   Management's Discussion and Analysis of                                           7
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                 11

          SIGNATURES                                                                       12

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                             -----------------------------------
                                                              June 30, 2000      June 30, 1999
                                                             ----------------    ---------------
Net sales                                                        $ 1,547,000        $ 2,277,000
Cost of goods sold                                                 1,066,000          1,454,000
                                                             ----------------    ---------------
     Gross profit                                                    481,000            823,000

Operating expenses:
     Selling, general and administrative                             618,000            691,000
     Research and development                                        665,000            382,000
                                                             ----------------    ---------------
                                                                   1,283,000          1,073,000
                                                             ----------------    ---------------
Operating loss                                                      (802,000)          (250,000)

Other income, net                                                     23,000             63,000
                                                             ----------------    ---------------
Loss before provision for income taxes                              (779,000)          (187,000)
Provision for income taxes                                                --                 --
                                                             ----------------    ---------------

Net loss                                                         $  (779,000)       $  (187,000)
                                                             ================    ===============

Basic and diluted loss per common share                          $     (0.12)       $    ( 0.03)
                                                             ================    ===============
Basic and diluted weighted average number of shares of
    Common stock outstanding                                       6,316,000          6,266,000
                                                             ================    ===============

  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                                BALANCE SHEETS
                                  (unaudited)

                                                                                              June 30,             March 31,
                                                                                                2000                  2000
                                                                                          -----------------     -----------------
                                                                                            (Unaudited)            (Audited)
ASSETS
------
Current Assets:
     Cash and cash equivalents                                                            $     3,915,000         $    4,659,000
     Accounts receivable, net of allowance for doubtful accounts of
         $72,000 at June 30, 2000 and March 31, 2000                                              911,000              1,134,000
     Inventories                                                                                2,622,000              2,341,000
     Other current assets                                                                         481,000                512,000
                                                                                          -----------------     -----------------
         Total current assets                                                                   7,929,000              8,646,000
                                                                                          -----------------     -----------------

Property and Equipment, at cost:                                                                5,091,000              4,884,000
     Less - Accumulated depreciation and amortization                                          (3,266,000)            (3,051,000)
                                                                                          -----------------     -----------------
                                                                                                1,825,000              1,833,000

Deferred Taxes                                                                                    288,000                288,000
Other Assets                                                                                       15,000                 14,000
                                                                                          -----------------     -----------------
                                                                                           $   10,057,000         $   10,781,000
                                                                                          =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                                                                      $    1,163,000         $      844,000
     Current portion of capital lease obligations                                                  63,000                 65,000
     Accrued expenses:
         Accrued payroll and payroll related expenses                                             288,000                359,000
         Accrued commissions                                                                      104,000                 99,000
         Income tax payable                                                                            --                190,000
         Other accrued liabilities                                                                217,000                254,000
                                                                                          -----------------     -----------------
              Total current liabilities                                                         1,835,000              1,811,000
                                                                                          -----------------     -----------------

Capital Lease Obligations, net of current portion                                                 171,000                141,000
                                                                                          -----------------     -----------------
Stockholders' Equity:
     Preferred stock, $.01 par value:
         1,000,000 shares authorized; no shares issued or outstanding                                  --                     --
     Common stock, $.01 par value:
         15,000,000 shares authorized; 6,431,131 shares issued
              and 6,316,631 shares outstanding at June 30, 2000 and 6,429,756 shares
              issued and 6,315,256 outstanding at March 31, 2000                                   64,000                 64,000
     Capital in excess of par value                                                             9,481,000              9,480,000
     Treasury stock-114,500 shares, at cost                                                      (223,000)              (223,000)
     Accumulated deficit                                                                       (1,271,000)              (492,000)
                                                                                          -----------------     -----------------
                                                                                                8,051,000              8,829,000
                                                                                          -----------------     -----------------
                                                                                           $   10,057,000         $   10,781,000
                                                                                          =================     =================

     The accompanying notes are an integral part of these balance sheets.

                           AML COMMUNICATIONS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended
                                                                     ----------------------------------
                                                                       June 30,              June 30,
                                                                         2000                  1999
                                                                     ---------------      -------------
Cash Flows from Operating Activities:
     Net loss                                                         $    (779,000)       $  (187,000)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
              Depreciation and amortization                                 215,000            176,000
              Changes in assets and liabilities:
                  Decrease (increase) in:
                      Accounts receivable                                   223,000         (1,038,000)
                      Inventories                                          (281,000)          (357,000)
                      Other assets                                           30,000           (129,000)
                      Income taxes receivable                              (190,000)            55,000
                  Increase (decrease) in:
                      Accounts payable                                      319,000            251,000
                      Accrued expenses                                     (103,000)           264,000
                                                                     ---------------      -------------
Net cash used in operating activities                                      (566,000)          (965,000)
                                                                     ---------------      -------------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                   (160,000)           (41,000)
                                                                     ---------------      -------------
Net cash used in investing activities                                      (160,000)           (41,000)
                                                                     ---------------      -------------

Cash Flows from Financing Activities:
     Exercise of stock options                                                1,000              4,000
     Principal payments on capital lease obligations                        (19,000)           (15,000)
                                                                     ---------------      -------------
Net cash used in financing activities                                       (18,000)           (11,000)
                                                                     ---------------      -------------
Net Decrease in Cash and Cash Equivalents                                  (744,000)        (1,017,000)
Cash and Cash Equivalents, beginning of period                            4,659,000          6,597,000
                                                                     ---------------      -------------
     Cash and Cash Equivalents, end of period                         $   3,915,000        $ 5,580,000
                                                                     ===============      =============

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                     $       8,000        $     6,000
                                                                     ===============      =============
         Income taxes                                                 $     190,000        $         -
                                                                     ===============      =============
     Non-cash transactions:
         Debt incurred to purchased property and equipment            $      47,000        $         -
                                                                     ===============      =============

  The accompanying notes are an integral part of these financial statements.

                           AML COMMUNICATIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1.   Basis of Presentation

     AML Communications, Inc. (the "Company") is a designer, manufacturer, and marketer of amplifiers and related products for the global wireless industry. The Company currently focuses on the following sectors of the wireless market: cellular telephony, broadband wireless access, personal communication services, wireless messaging, low earth orbit satellite networks and hybrid microwave circuits.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 2000 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

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

3.   Inventories

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           June 30, 2000     March 31, 2000
                                           -------------     --------------
                                            (Unaudited)         (Audited)
               Raw materials                 $2,018,000        $ 1,785,000
               Work-in-process                  285,000            252,000
               Finished goods                   319,000            304,000
                                            -----------        -----------
                                             $2,622,000        $ 2,341,000
                                            ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words "expects" "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Factors that might cause a difference include, but are not limited to: the ability to attract and retain qualified, knowledgeable employees; economic conditions; reductions or cancellations in orders from new or existing customers; limited number of potential customers; variability in gross margins on new products; success in the design of new products; failure to acquire new customers; continued or new deterioration of business and economic conditions in the Company's customers' marketplaces; intensely competitive industry conditions with increasing price competition; business conditions; and, growth in the wireless communications market. Please read the factors set forth in "Additional Factors That May Affect Future Results" and other risks detailed in the Company's Securities and Exchange Commission filings. AML Communications, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Results of Operations
---------------------

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net sales. Net sales for the three months ended June 30, 2000 were $1.5 million compared to net sales of $2.3 million in the three months ended June 30, 1999, a 32.1% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's cellular products, which contributed $542,000, or 35.0% of net sales for the three months ended June 30, 2000, compared to $2.0 million, or 87.8% of net sales for the three months ended June 30, 1999. This decrease was due to the fulfillment of a large contract from a cellular service provider during the three month period ending June 30, 1999. Overall, net sales for PCS/paging products in the three months ended June 30, 2000 were $721,000, or 46.6% of net sales, compared to $89,000 or 3.9% of net sales, for the three months ended June 30, 1999. Sales of hybrid microwave circuit and other products were $284,000, or 18.4% of net sales, for the three months ended June 30, 2000, compared to $188,000, or 8.3% of net sales, for the three months ended June 30, 1999.

     Gross profit. Gross profit for the three months ended June 30, 2000 was $481,000 or 31.1% of net sales, compared to $823,000, or 36.1% of net sales, for the three months ended June 30, 1999. Gross profit declined as a result of insufficient absorption of overhead fixed costs at lower shipment levels, and lower average selling prices and gross margins for the Company's products in the highly competitive OEM market. The Company expects that this pressure on selling prices for its current products will continue in fiscal 2001.

     Selling, general and administrative costs. Selling, general and administrative costs for the three months ended June 30, 2000, were $618,000, or 39.9% of net sales, compared to $691,000, or 30.3% of net sales, for the three months ended June 30, 1999. The absolute dollar difference is primarily due to the reduction in commission expenses which were due to lower shipment levels. These reductions partially were offset by costs associated with the registration of warrants with underlying shares of common stock with the Securities and Exchange Commission. The registration allows the underwriters of the Company's initial public offering to publicly trade shares that they could acquire through the exercise of certain warrants granted at the time of the Company's initial public offering in December, 1995. The Company believes continued investment in sales and marketing is necessary to promote the Company's products due to the intensely competitive nature of the industry.

     Research and development costs. Research and development costs for the three months ended June 30, 2000 were $665,000, or 43.0% of net sales, compared to $382,000, or 16.8% of net sales, for the three months ended June 30, 1999. This increase primarily was due to increased expenses associated with hiring more personnel for research and development, as well as material costs associated with the development of new products.

     Other income, net. Other income for the three months ended June 30, 2000 was $23,000 compared to $63,000 for the three months ended June 30, 1999. The decrease is due mainly to a decrease in interest income.

     Provision for income taxes. For both the three months ended June 30, 2000 and June 30, 1999, even though the Company incurred losses, the Company recorded no benefit from income taxes since the Company has utilized all carry-back benefits.

     Net loss. For the reasons set forth above, the Company generated a net loss in the first quarter of fiscal 2001 of $779,000, compared to a net loss of $187,000 in the first quarter of fiscal 2000.

Liquidity and Capital Resources
-------------------------------

     Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December, 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering have also been used to maintain inventory and working capital balances.

     On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. The Company has not repurchased any additional shares subsequent to fiscal 1999.

     In October 1999, the Company entered into a new revolving bank line of credit. The agreement is comprised of two separate credit facilities. The initial facility is a $1,500,000 revolving line of credit, which bears interest at the bank's reference rate (9.50% at June 30, 2000) plus 0.50%. The second facility is a $500,000 non-revolving line of credit with term repayment options, which may be used to finance up to 100% of the purchase price of equipment used in the Company's business. The second facility bears an interest rate at the bank's reference rate (9.50% at June 30, 2000) plus 1.50%. Both facilities are secured primarily by all of the Company's assets and expire on October 26, 2000. As of June 30, 2000, the Company has not borrowed from either facility. As of June 30, 2000, the Company was not in compliance with one financial covenant of the loan agreement. The Company failed to meet the quarterly net income covenant and requested a wavier for this covenant requirement. The waiver was granted and the Company retains the right to borrow from both credit facilities.

     In April 2000, the Company entered into two non-cancelable capital leases to acquire test equipment valued in aggregate at $47,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $1,524 commencing in May 2000 and at an annual interest rate of 9.9%.

     At June 30, 2000, the Company had $3.9 million in cash and cash equivalents. The Company's operating activities used cash of approximately $566,000 in first quarter of fiscal 2001 primarily as a result of a loss from operations. The Company's capital expenditures of $160,000 for first quarter of fiscal 2001 were primarily for manufacturing test equipment, improvements to the production floor, and information system upgrades and additions.

     The Company believes that its current holdings of cash will be sufficient to finance the Company for at least the next 12 months. Inflation has not had a significant effect to date on the Company's results of operations.

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

     The Company received its ISO 9001 quality certification, a uniform worldwide quality management system standard, for its headquarters and manufacturing facility located in Camarillo, California in August, 1999. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified. Failure of the Company to maintain such quality certifications may affect current and future orders and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements, and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, with the deployment of PCS, the Company has developed a line of amplifiers for PCS networks. The Company has developed several Broadband Wireless Access products and still has more in development. There can be no assurances that the Company will manufacture such products at competitive prices in sufficient volumes.

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

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)       Exhibits

                    27        Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed no current Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AML Communications, Inc.



Date:  August 11, 2000          /s/ Karl R. Brier
                                -----------------
                                Karl R. Brier
                                Chief Financial Officer and Treasurer