Form 10QSB
period 2000-09-30
AML COMMUNICATIONS INC
filed 2000-11-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2000 or

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

                                                 Yes  x     No
                                                     ---       ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2000:     6,317,006


Transitional Small Business Disclosure Format:   Yes        No  x
                                                     ---       ---

Number of pages in this Form 10-QSB   13
                                      --

                            AML COMMUNICATIONS, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION                                           PAGE

Item 1.   Financial Statements (unaudited)

          Statements of Operations for the three months and six
          months ended September 30, 2000 and September 30, 1999            3

          Balance Sheets at September 30, 2000 and March 31, 2000           4

          Statements of Cash Flows for the six months ended
          September 30, 2000 and September 30, 1999                         5

          Notes to the Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 6.   Exhibits and Reports on Form 8-K                                 12

          SIGNATURES                                                       13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                    Six Months Ended
                                                  ----------------------------------   ---------------------------------
                                                   September 30,      September 30,     September 30,     September 30,
                                                       2000               1999              2000              1999
                                                  ---------------   ----------------   ---------------   ---------------

Net sales                                           $ 1,180,000        $ 2,275,000       $ 2,727,000       $ 4,553,000
Cost of goods sold                                    1,462,000          1,350,000         2,528,000         2,804,000
                                                    -----------        -----------       -----------       -----------
    Gross profit (loss)                                (282,000)           925,000           199,000         1,749,000

Operating expenses:
    Selling, general & administrative                   618,000            671,000         1,236,000         1,362,000
    Research and development                            711,000            411,000         1,376,000           793,000
                                                    -----------        -----------       -----------       -----------
                                                      1,329,000          1,082,000         2,612,000         2,155,000
                                                    -----------        -----------       -----------       -----------
Loss from operations                                 (1,611,000)          (157,000)       (2,413,000)         (406,000)

    Other income, net                                    42,000             67,000            65,000           130,000
                                                    -----------        -----------       -----------       -----------
Loss before provision for income taxes               (1,569,000)           (90,000)       (2,348,000)         (276,000)
Provision for income taxes                                   --                 --                --                --
                                                    -----------        -----------       -----------       -----------

Net loss                                            $(1,569,000)       $   (90,000)      $(2,348,000)      $  (276,000)
                                                    ===========        ===========       ===========       ===========

Basic loss per share                                $     (0.25)       $     (0.01)      $     (0.37)      $     (0.04)
                                                    ===========        ===========       ===========       ===========
Basic weighted average number of shares of
    common stock outstanding                          6,317,000          6,266,000         6,317,000         6,266,000
                                                    ===========        ===========       ===========       ===========

Diluted loss per share                              $     (0.25)       $     (0.01)      $     (0.37)      $     (0.04)
                                                    ===========        ===========       ===========       ===========
Diluted weighted average number of shares of
    common stock outstanding                          6,317,000          6,266,000         6,317,000         6,266,000
                                                    ===========        ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                               AML COMMUNICATIONS, INC.
                                                   BALANCE SHEETS

                                                                                         SEPTEMBER 30,        MARCH 31,
                                                                                             2000               2000
                                                                                         -------------      -------------
                                                                                          (UNAUDITED)         (AUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                                            $ 2,301,000       $ 4,659,000
     Accounts receivable, net of allowance for doubtful accounts of
         $26,000 at September 30, 2000 and  $72,000 at March 31, 2000                         847,000         1,134,000
     Inventories                                                                            3,131,000         2,341,000
     Other current assets                                                                     463,000           512,000
                                                                                          -----------       -----------
         Total current assets                                                               6,742,000         8,646,000

Property and Equipment, at cost:                                                            5,517,000         4,884,000
     Less - Accumulated depreciation and amortization                                      (3,498,000)       (3,051,000)
                                                                                          -----------       -----------
                                                                                            2,019,000         1,833,000

Deferred Taxes                                                                                288,000           288,000
Other Assets                                                                                   19,000            14,000
                                                                                          -----------       -----------
                                                                                          $ 9,068,000       $10,781,000
                                                                                          ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                     $ 1,461,000       $   844,000
     Current portion of capital lease obligations                                             171,000            65,000
     Accrued expenses:
       Accrued payroll and payroll related expenses                                           342,000           359,000
       Accrued commissions                                                                     32,000            99,000
       Income tax payable                                                                          --           190,000
       Other accrued liabilities                                                              222,000           254,000
                                                                                          -----------       -----------
         Total current liabilities                                                          2,228,000         1,811,000

Capital Lease Obligations, net of current portion                                             357,000           141,000

Stockholders' Equity:
     Preferred stock, $.01 par value:
         1,000,000 shares authorized; no shares issued or outstanding
     Common stock, $.01 par value:
         15,000,000 shares authorized; 6,317,006 shares issued
              and outstanding at September 30, 2000 and
              6,315,256 shares issued and outstanding at March 31, 2000                        64,000            64,000
     Capital in excess of par value                                                         9,482,000         9,480,000
     Less treasury stock: 114,500 shares, at cost                                            (223,000)         (223,000)
     Accumulated deficit                                                                   (2,840,000)         (492,000)
                                                                                          -----------       -----------
                                                                                            6,483,000         8,829,000
                                                                                          -----------       -----------
                                                                                          $ 9,068,000       $10,781,000
                                                                                          ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                                           AML COMMUNICATIONS, INC.
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                    ------------------------------------------
                                                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                                                           2000                   1999
                                                                                    -----------------       ------------------

Cash Flows from Operating Activities:
     Net loss                                                                           $(2,348,000)          $  (276,000)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
              Depreciation and amortization                                                 447,000               354,000
              Changes in assets and liabilities:
                  Decrease (increase) in:
                      Accounts receivable                                                   287,000              (487,000)
                      Inventories                                                          (790,000)             (410,000)
                      Income tax receivable                                                      --                 3,000
                      Other assets                                                           44,000               (29,000)
                  Increase (decrease) in:
                      Accounts payable                                                      617,000               115,000
                      Accrued expenses                                                     (116,000)               48,000
                      Income taxes payable                                                 (190,000)                   --
                                                                                        -----------           -----------
Net cash used in operating activities                                                    (2,049,000)             (682,000)
                                                                                        -----------           -----------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                                   (244,000)             (215,000)
                                                                                        -----------           -----------
Net cash used in investing activities                                                      (244,000)             (215,000)
                                                                                        -----------           -----------

Cash Flows from Financing Activities:
     Treasury stock repurchase                                                                   --                    --

     Proceeds from exercise of stock options                                                  2,000                 3,000
     Principal payments on capital lease obligations                                        (67,000)               (6,000)
                                                                                        -----------           -----------
Net cash used in financing activities                                                       (65,000)               (3,000)
                                                                                        -----------           -----------
Net decrease in Cash and Cash Equivalents                                                (2,358,000)             (900,000)
Cash and Cash Equivalents, beginning of period                                            4,659,000             6,597,000
                                                                                        -----------           -----------
Cash and Cash Equivalents, end of period                                                $ 2,301,000           $ 5,697,000
                                                                                        ===========           ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for:
         Interest                                                                       $     5,000           $    13,000
                                                                                        ===========           ===========
         Income taxes                                                                   $        --           $        --
                                                                                        ===========           ===========
     Non-cash transactions
              Debt incurred to purchase property and equipment                          $   389,000           $        --
                                                                                        ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

3.       INVENTORIES

         Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                        September 30, 2000       March 31, 2000
                                           (Unaudited)             (Audited)
                                        ------------------       --------------

Raw materials                               $2,382,000             $1,785,000
Work-in-process                                491,000                252,000
Finished goods                                 258,000                304,000
                                            ----------             ----------
                                            $3,131,000             $2,341,000
                                            ==========             ==========

4.       BANK DEBT

         In November 2000, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00%. This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. The Company did not borrow on its line of credit during both fiscal 2000 and the first six months of fiscal 2001. In connection with the renewal of the line of credit, the Company issued a warrant to purchase 27,429 shares of common stock that can be exercised at a price of $2.1875 per share. The warrant expires on November 9, 2007.

5.       CAPITAL LEASES

         In April 2000, the Company entered into two non-cancelable capital leases to acquire test equipment valued in aggregate at $47,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $1,524 commencing in May 2000 and at an annual interest rate of 9.9%.

         In August 2000, the Company entered into two non-cancelable capital leases to acquire manufacturing equipment valued in aggregate at $342,000. The terms of the lease are identical and call for 60 monthly payments commencing in August, 2000 with an initial amount of $10,962. The payment amount decreases to $7,393 in September 2001 and to $4,911 in September 2002. The annual interest rate is 8.59%.

6. LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition, or results of operations of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         NET SALES. Net sales for the three months ended September 30, 2000 were $1.2 million compared to net sales of $2.3 million in the three months ended September 30, 1999, a 48.1% decrease. The decrease in net sales was largely attributable to decreased sales of the Company's cellular products, which contributed $278,000, or 23.6% of net sales, for the three months ended September 30, 2000, compared to $1.0 million, or 45.8% of net sales, for the three months ended September 30, 1999. The decrease in cellular product sales can be attributed to the fulfillment of a large order to a certain customer during the three months ended September 30, 1999 and to a decision by the Company to focus future product development in other, non-cellular frequencies such as the PCS and wireless messaging frequencies. Net sales of PCS and wireless messaging products increased to $811,000, or 68.7% of net sales, during the three months ended September 30, 2000, compared to $659,000, or 29.0% of net sales, during the three months ended September 30, 1999. PCS and wireless messaging sales increased due to the aforementioned emphasis by the Company upon the PCS and wireless messaging segments. Net sales of Broadband Wireless Access ("BWA") products decreased to $5,000, or 0.4% of net sales, during the three months ended September 30, 2000, compared to $377,000, or 16.6% of net sales, during the three months ended September 30, 1999. BWA sales have decreased due to insufficient market demand. Net sales of hybrid microwave and other products for the three months ended September 30, 2000 were $86,000, or 7.3% of net sales, compared to $198,000, or 8.7% of net sales, in the three months ended September 30, 1999.

         GROSS PROFIT (LOSS). Gross loss for the three months ended September 30, 2000 was ($282,000) or (23.9%) of net sales, compared to a gross profit of $925,000, or 40.7% of net sales, for the three months ended September 30, 1999. The gross loss resulted from manufacturing inefficiencies related to one particular product and from a reserve of $200,000 provided for inventory related to that particular product because the Company was unable to ascertain as to when or if future shipments of that product will occur. The deferral in shipments of that product was initiated by a customer who is, at the present time, the sole customer for that product. Furthermore, another factor contributing to the gross loss was absorption of fixed costs across a smaller base of net sales, due to lower net sales during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the three months ended September 30, 2000 were $618,000, or 52.4% of net sales, compared to $671,000, or 29.5% of net sales, for the three months ended September 30, 1999. This dollar decrease was attributed to lower commissions that were due to lower net sales and a restructuring of commission rates earned by third party sales representatives. The Company believes that investment in sales and marketing is necessary to promote the Company's products in a very competitive market and therefore it is expected that expenses for sales and marketing will increase in subsequent financial periods.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended September 30, 2000 were $711,000, or 60.3% of net sales, compared to $411,000, or 18.1% of net sales, for the three months ended September 30, 1999. The increase is due to higher labor and material costs required for the design and development of new products. The number of new products being developed has increased substantially and the Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, wireless messaging, and hybrid microwave markets.

         OTHER INCOME, NET. Other income for the three months ended September 30, 2000 was $42,000 compared to $67,000 for the three months ended September 30, 1999. The decrease is due mainly to a decrease in interest income as a result of decreased average invested funds.

         PROVISION FOR TAXES. For both the three months ended September 30, 2000 and September 30, 1999, although the Company incurred losses, the company recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

         NET LOSS. For the reasons set forth above, the Company generated net loss in the second quarter of fiscal 2001 of $1,569,000 compared to a net loss of $90,000 in the second quarter of fiscal 2000.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

         NET SALES. Net sales for the six months ended September 30, 2000 were $2.7 million compared to net sales of $4.6 million in the six months ended September 30, 1999, a 40.1% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's cellular products, which contributed $817,000, or 30.0% of net sales, for the six months ended September 30, 2000, compared to $3.0 million or 66.2% of net sales, for the six months ended September 30, 1999. The decrease in cellular product sales can be attributed to the fulfillment of a large order to a certain customer during the six months ended September 30, 1999 and to a decision by the Company to focus future product development in other, non-cellular frequencies such as the PCS and wireless messaging frequencies. The decrease in cellular products was offset partially by an increase in PCS and wireless messaging products, which increased to $1.5 million, or 56.3%, of net sales during the six months ended September 30, 2000, compared to $745,000, or 16.4% of net sales, during the six months ended September 30, 1999. PCS and wireless messaging sales increased due to the aforementioned emphasis by the Company upon the PCS and wireless messaging segments. Sales of BWA products decreased to $34,000, or 1.2% of net sales, during the six months ended September, 2000, compared to $479,000, or 10.5% of net sales, during the six months ended September 30, 1999. This decrease was attributed to the discontinuation of product development for BWA product due to insufficient market demand. Net sales of hybrid microwave and other products increase to $340,000 or 12.5% of net sales, during the six months ended September 30, 2000, compared to $316,000 or 6.9% of net sales, during the six months ended September 30, 1999.

         GROSS PROFIT. Gross profit for the six months ended September 30, 2000 was $199,000 or 7.3% of net sales, compared to $1.7 million, or 38.4% of net sales, for the six months ended September 30, 1999. The decreased gross profit resulted from manufacturing inefficiencies related to one particular product and from a reserve of

$200,000 provided for inventory related to that particular product because the Company was unable to ascertain as to when or if future shipments of that product will occur. Furthermore, another factor contributing to the gross loss was absorption of fixed costs across a smaller base of net sales, due to lower net sales during the six months ended September 30, 2000 compared to the six months ended September 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the six months ended September 30, 2000, were $1.2 million, or 45.3% of net sales, compared to $1.4 million, or 29.9% of net sales, for the six months ended September 30, 1999. This dollar decrease was attributed to lower commissions that were due to lower net sales and a restructuring of commission rates earned by third party sales representatives and to a reduction in sales and marketing personnel. The Company believes that investment in sales and marketing is necessary to promote the Company's products in a very competitive market and therefore it is expected that expenses for sales and marketing will increase in subsequent financial periods.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the six months ended September 30, 2000 were $1.4 million, or 50.5% of net sales, compared to $793,000 million, or 17.4% of net sales, for the six months ended September 30, 1999. The increase is due to higher labor and material costs required for the design and development of new products. The number of new products being developed has increased substantially and the Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, wireless messaging, and hybrid microwave markets.

         OTHER INCOME, NET. Other income for the six months ended September 30, 2000 was $65,000 compared to $130,000 for the six months ended September 30, 1999. The decrease is due mainly to a decrease in interest income as a result of decreased average invested funds.

         PROVISION FOR TAXES. For both the six months ended September 30, 2000 and September 30, 1999, although the Company incurred losses, the company recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

         NET LOSS. For the reasons set forth above, the Company generated net loss in the six months ended September 30, 2000 of $2.3 million compared to a net loss of $276,000 for the six months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, the Company completed its initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. It is the net proceeds of the initial public offering that has provided the funds to maintain inventory and working capital balances.

         On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. The Company did not repurchase any additional shares during fiscal 2000 or during the first six months of fiscal 2001.

         In April 2000, the Company entered into two non-cancelable capital leases to acquire test equipment valued in aggregate at $47,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $1,524 commencing in May 2000 and at an annual interest rate of 9.9%.

         In August 2000, the Company entered into two non-cancelable capital leases to acquire manufacturing equipment valued in aggregate at $342,000. The terms of the lease are identical and call for 60 monthly payments commencing in August 2000 with an initial amount of $10,962. The payment amount decreases to $7,393 in September 2001 and to $4,911 in September 2002. The annual interest rate is 8.59%.

         In November 2000, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00%. This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. The Company did not borrow on its line of credit during both fiscal 2000 and the first six months of fiscal 2001. In connection with the renewal of the line of credit, the Company issued a warrant to purchase 27,429 shares of common stock at a price of $2.1875 per share. This warrant expires on November 9, 2007.

         At September 30, 2000 the Company had $2.3 million in cash and cash equivalents. The Company's operating activities used cash of approximately $2.0 million for the six months ended September 30, 2000 primarily as a result of a loss from operations, increases in inventories and accounts payable and a decrease in accounts receivable. The Company's capital expenditures of $244,000 for the six months ended September 30, 2000 were primarily for manufacturing equipment, manufacturing test equipment, information system improvements and leasehold improvements.

         The Company believes that the remaining net proceeds from its initial public offering and borrowing capacity from its line of credit will be sufficient to finance the Company for at least the next 12 months. However, in the event that the net proceeds from the initial public offering and the borrowing capacity from the line of credit are not sufficient to finance the Company, the Company is optimistic that it can procure other sources of financing. Other sources may include, but not be limited to, an equity investment in the Company by a third party. If additional financing is necessary, there are no assurances that the Company will be able to successfully obtain additional financing at terms acceptable to the Company, if at all. Inflation has not had a significant effect to date on the Company's results of operations.

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

         We believe that, to the extent that foreign sales are recognized, we may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations and financial condition. We have identified potential new customers serving new markets in developing countries. Our BWA products offer a viable alternative to the construction of a wireline infrastructure in such areas. However, to the extent that our customers continue to delay development or deployment of BWA communications networks and/or technology continues to evolve, we may experience a material adverse effect on our business, results of operations and financial condition.

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

         The markets in which our customers and we compete are characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on September 14, 2000. The following matters were submitted to a vote of the Company's stockholders:

Proposal No. 1 -- Election of two (2) Class II Directors

To elect Kirk A. Waldron and David A. Derby as directors for the ensuing term. Mr. Waldron and Mr. Derby were Company directors immediately prior to the vote and were elected as a result of the following vote:

                          Votes For     Votes Against     Votes Withheld
                          ---------     -------------     --------------
    Kirk A. Waldron       5,815,122     237,510                 0
    David A. Derby        5,815,122     237,510                 0

Jacob Inbar, Scott Behan, Richard Flatow and Gerald Starek continue to serve as directors of the Company.

Proposal No. 2 -- Adoption of the Company's Second Amended and Restated 1995 Stock Incentive Plan

To adopt the Second Amended and Restated 1995 Stock Incentive Plan reflecting an amendment to the Company's 1995 Amended and Restated Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 1,500,000 to 2,000,000. This Plan was adopted, as set forth in the Company's proxy statement dated August 1, 2000, as a result of the following vote:

    Votes For      Votes Against     Votes Withheld     Unvoted
    ---------      -------------     --------------     ---------
    2,891,795      341,075           23,860             2,795,902

THERE WERE NO OTHER MATTERS SUBMITTED TO A VOTE OF THE COMPANY'S STOCKHOLDERS AT THE ANNUAL MEETING OF STOCKHOLDERS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.25 Loan and Security Agreement dated November 10, 2000 between the AML Communications, Inc. and Silicon Valley Bank.

         10.26 Intellectual Property Security Agreement dated November 10, 2000 between AML Communications, Inc. and Silicon Valley Bank.

         10.27 Warrant to Purchase Stock dated November 9, 2000 between AML Communications, Inc. and Silicon Valley Bank.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AML Communications, Inc.



Date:  November 14, 2000               /s/ Karl R. Brier
                                       -------------------------------------
                                       Karl R. Brier
                                       Chief Financial Officer and Treasurer