Form 10QSB
period 2000-12-31
AML COMMUNICATIONS INC
filed 2001-02-14
CIK 1003640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           December 31, 2000 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (805) 388-1345
                       ------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No
                                 ---    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 31, 2000:   6,317,006


Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

Number of pages in this Form 10-Q SB 14
                                     --

                            AML COMMUNICATIONS, INC.

                                      INDEX

                                                                                           PAGE
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Statements of Operations for the three months and nine months ended
            December 31, 2000 and December 31, 1999                                         3

            Balance Sheets at December 31, 2000 and March 31, 2000                          4

            Statements of Cash Flows for the nine months ended                              5
            December 31, 2000 and December 31, 1999

            Notes to the Financial Statements                                               6

Item 2.     Management's Discussion and Analysis of                                         7
            Financial Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                              12

Item 6.     Exhibits and Reports on Form 8-K                                               12


            SIGNATURES                                                                     13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended             Nine Months Ended
                                               ----------------------------    ----------------------------
                                               December 31     December 31,    December 31,    December 31,
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
Net sales                                      $  1,179,000    $  1,514,000    $  3,905,000    $  6,066,000
Cost of goods sold                                1,205,000       1,083,000       3,733,000       3,886,000
                                               ------------    ------------    ------------    ------------
    Gross profit (loss)                             (26,000)        431,000         172,000       2,180,000

Operating expenses:
    Selling, general & administrative               512,000         554,000       1,747,000       1,916,000
    Research and development                        638,000         436,000       2,014,000       1,229,000
                                               ------------    ------------    ------------    ------------
                                                  1,150,000         990,000       3,761,000       3,145,000
                                               ------------    ------------    ------------    ------------
Loss from operations                             (1,176,000)       (559,000)     (3,589,000)       (965,000)

    Other income, net                                    --          65,000          64,000         195,000
                                               ------------    ------------    ------------    ------------
Loss before provision for income taxes           (1,176,000)       (494,000)     (3,525,000)       (770,000)
Provision for income taxes                          288,000              --         288,000              --
                                               ------------    ------------    ------------    ------------

Net loss                                       $ (1,464,000)   $   (494,000)   $ (3,813,000)   $   (770,000)
                                               ============    ============    ============    ============

Basic loss per share                           $      (0.23)   $      (0.08)   $      (0.60)   $      (0.12)
                                               ============    ============    ============    ============
Basic weighted average number of shares of
    common stock outstanding                      6,317,000       6,266,000       6,317,000       6,266,000
                                               ============    ============    ============    ============

Diluted loss per share                         $      (0.23)   $      (0.08)   $      (0.60)   $      (0.12)
                                               ============    ============    ============    ============
Diluted weighted average number of shares of
    common stock outstanding                      6,317,000       6,266,000       6,317,000       6,266,000
                                               ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                                 BALANCE SHEETS


                                                                                       DECEMBER 31,      MARCH 31,
                                                                                           2000            2000
                                                                                       ------------    ------------
                                                                                        (UNAUDITED)      (AUDITED)
ASSETS
Current Assets:
      Cash and cash equivalents                                                        $  1,313,000    $  4,659,000
      Accounts receivable, net of allowance for doubtful accounts of                        647,000       1,134,000
                   $26,000 at December 31, 2000 and  $72,000 at March 31, 2000
      Inventories                                                                         3,007,000       2,341,000
      Other current assets                                                                  552,000         512,000
                                                                                       ------------    ------------
           Total current assets                                                           5,519,000       8,646,000

Property and Equipment, at cost:                                                          5,692,000       4,884,000
      Less - Accumulated depreciation and amortization                                   (3,743,000)     (3,051,000)
                                                                                       ------------    ------------
                                                                                          1,949,000       1,833,000

Deferred Taxes                                                                                   --         288,000
Other Assets                                                                                108,000          14,000
                                                                                       ------------    ------------
                                                                                       $  7,576,000    $ 10,781,000
                                                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                                 $  1,201,000    $    844,000
      Line of credit                                                                        214,000              --
      Current portion of capital lease obligations                                          248,000          65,000
      Accrued expenses:
          Accrued payroll and payroll related expenses                                      281,000         359,000
          Accrued commissions                                                                32,000          99,000
          Income tax payable                                                                     --         190,000
          Other accrued liabilities                                                         181,000         254,000
                                                                                       ------------    ------------
                Total current liabilities                                                 2,157,000       1,811,000

Capital Lease Obligations, net of current portion                                           342,000         141,000

Stockholders' Equity:
      Preferred stock, $.01 par value:
           1,000,000 shares authorized; no shares issued or outstanding
      Common stock, $.01 par value:                                                          64,000          64,000
           15,000,000 shares authorized; 6,317,006 shares issued
                and outstanding at December 31, 2000 and 6,315,256 shares issued and outstanding at March 31, 2000
      Capital in excess of par value                                                      9,541,000       9,480,000
       Less treasury stock: 114,500 shares, at cost                                        (223,000)       (223,000)
      Accumulated deficit                                                                (4,305,000)       (492,000)
                                                                                       ------------    ------------
                                                                                          5,077,000       8,829,000
                                                                                       ------------    ------------
                                                                                       $  7,576,000    $ 10,781,000
                                                                                       ============    ============


      The accompanying notes are an integral part of these balance sheets.

                            AML COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                 ----------------------------
                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                     2000            1999
                                                                                 ------------    ------------
Cash Flows from Operating Activities:
      Net loss                                                                   $ (3,813,000)   $   (770,000)
      Adjustments to reconcile net loss
           to net cash used in operating activities:
                Depreciation and amortization                                         692,000         538,000
                Changes in assets and liabilities:
                     Decrease (increase) in:
                          Accounts receivable                                         487,000        (673,000)
                          Inventories                                                (666,000)       (617,000)
                          Deferred taxes                                              288,000              --
                          Other assets                                                  5,000        (315,000)
                     Increase (decrease) in:
                          Accounts payable                                            357,000         625,000
                          Accrued expenses                                           (218,000)       (166,000)
                          Income tax payable                                         (190,000)             --
                                                                                 ------------    ------------
Net cash used in operating activities                                              (3,058,000)     (1,378,000)
                                                                                 ------------    ------------

Cash Flows from Investing Activities:
      Purchases of property and equipment                                            (383,000)       (343,000)
                                                                                 ------------    ------------
Net cash used in investing activities                                                (383,000)       (343,000)
                                                                                 ------------    ------------

Cash Flows from Financing Activities:
      Proceeds from exercise of stock options                                           3,000           3,000
      Proceeds from line of credit                                                    214,000              --
      Principal payments on capital lease obligations                                (122,000)        (22,000)
                                                                                 ------------    ------------
Net cash provided by (used in) financing activities                                    95,000         (19,000)
                                                                                 ------------    ------------
Net decrease in Cash and Cash Equivalents                                          (3,346,000)     (1,740,000)
Cash and Cash Equivalents, beginning of period                                      4,659,000       6,597,000
                                                                                 ------------    ------------
Cash and Cash Equivalents, end of period                                         $  1,313,000    $  4,857,000
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
           Interest                                                              $     34,000    $     23,000
                                                                                 ============    ============
           Income taxes                                                                    --              --
                                                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

           AML Communications, Inc. (the "Company") is a designer, manufacturer, and marketer of amplifiers and related products for the global wireless industry. The Company currently focuses on the following sectors of the wireless market: cellular telephony, broadband wireless access, personal communication services, wireless messaging, opto-electronic components and hybrid microwave circuits. The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three and nine month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-KSB.

           We have been advised by our independent public accountants that, if prior to the completion of their audit of our financial statements for the year ending March 31, 2001 we are unable to demonstrate our ability to fund our operations for the following 12 months, their auditor's report on those financial statements will be modified for the contingency related to our ability to continue as a going concern.

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

3.         INVENTORIES

           Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                 DECEMBER 31,     MARCH 31,
                                     2000           2000
                                 ------------   ------------
                                  (UNAUDITED)     (AUDITED)
          Raw materials          $  2,324,000   $  1,785,000
          Work-in-process             441,000        252,000
          Finished goods              242,000        304,000
                                 ------------   ------------
                                 $  3,007,000   $  2,341,000
                                 ============   ============


4.         LINE OF CREDIT

           In November 2000, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (9.50% at December 31, 2000). This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. As of December 31, 2000, there was $214,000 in outstanding borrowings under the line of credit. Borrowings are subject to a borrowing base of accounts receivable and there are no financial covenants. In connection with the renewal of the line of credit, the Company issued the bank a warrant to purchase 27,429 shares of common stock that can be exercised at a price of $2.1875 per share. The warrant expires on November 9, 2007.

5.         CAPITAL LEASES

           In April 2000, the Company entered into two non-cancelable capital leases to acquire test equipment valued in aggregate at $47,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $1,524 commencing in May 2000 and at an annual interest rate of 9.9%.

           In August 2000, the Company entered into two non-cancelable capital leases to acquire manufacturing equipment valued in aggregate at $342,000. The terms of the lease are identical and call for 60 monthly payments commencing in August 2000 with an initial payment amount of $10,962. The payment amount decreases to $7,393 in September 2001 and to $4,911 in September 2002. The annual interest rate is 8.59%.

           In October 2000, the Company entered into a non-cancelable capital lease to acquire manufacturing equipment valued in aggregate at $36,000. The terms of the lease call for 60 monthly payments commencing in November 2000 with an initial amount of $1,090. The payment amount decreases to $727 in November 2001 and to $487 in November 2002. The annual interest rate is 10.71%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words "expects" "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Factors that might cause a difference include, but are not limited to: include the ability to finance our activities and maintain our financial liquidity, the ability to attract and retain qualified, knowledgeable employees; economic conditions; reductions or cancellations in orders from new or existing customers; limited number of potential customers; variability in gross margins on new products; success in the design of new products; failure to acquire new customers; continued or new deterioration of business and economic conditions in the Company's customers' marketplaces; intensely competitive industry conditions with increasing price competition; business conditions; and, growth in the wireless communications market. Please read the factors set forth in "Additional Factors That May Affect Future Results" and other risks detailed in the Company's Securities and Exchange Commission filings. AML Communications, Inc. undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

           NET SALES. Net sales for the three months ended December 31, 2000 were $1.2 million compared to net sales of $1.5 million in the three months ended December 31, 1999, a 22.1% decrease. The decrease in net sales was largely attributable to decreased sales of the Company's cellular products, which contributed $147,000, or 12.5% of net sales, for the three months ended December 31, 2000, compared to $999,000 , or 66.0% of net sales, for the three months ended December 31, 1999. The decrease in cellular product sales can be attributed to a decision by the Company to focus future product development in other, non-cellular frequencies such as the PCS and wireless messaging frequencies. Net sales of PCS and wireless messaging products increased to $573,000, or 48.6%
of net sales, during the three months ended December 31, 2000, compared to $162,000, or 10.7% of net sales, during the three months ended December 31, 1999. PCS and wireless messaging sales increased due to the commencement of production for certain newly developed PCS products. There were no net sales of Broadband Wireless Access ("BWA") products during the three months ended December 31, 2000, compared to $125,000, or 8.3% of net sales, during the three months ended December 31, 1999. Net sales of hybrid microwave and other products for the three months ended December 31, 2000 were $459,000, or 38.9% of net sales, compared to $227,000, or 15.0% of net sales, in the three months ended December 31, 1999. The increase in hybrid microwave and other products is attributable to the shipment of newly developed products.

           GROSS PROFIT (LOSS). Gross loss for the three months ended December 31, 2000 was ($26,000) or (2.2%) of net sales, compared to a gross profit of $431,000, or 28.5% of net sales, for the three months ended December 31, 1999. The primary reason for the gross loss was absorption of fixed costs across a smaller base of net sales, due to lower net sales during the three months ended December 31, 2000 compared to the three months ended December 31, 1999.

           SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the three months ended December 31, 2000 were $512,000, or 43.4% of net sales, compared to $554,000, or 36.6% of net sales, for the three months ended December 31, 1999. This dollar decrease was attributed to lower commissions that were due to lower net sales and a restructuring of commission rates earned by third party sales representatives.

           RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended December 31, 2000 were $638,000, or 54.1% of net sales, compared to $436,000, or 28.8% of net sales, for the three months ended December 31, 1999. The increase is due to higher labor and material costs required for the design and development of new products. The number of new products being developed has increased substantially and the Company continues to invest both material and labor in the design and development of new products for the PCS, wireless messaging, hybrid microwave and opto-electronic markets.

           OTHER INCOME, NET. Other income on a net basis was zero for the three months ended December 31, 2000 compared to $65,000 for the three months ended December 31, 1999. The decrease is due to a decrease in interest income as a result of decreased average invested funds and to an increase in interest expense as a result of a higher amounts of equipment purchases financed through capital leases.

           PROVISION FOR TAXES. For the three months ended December 31, 2000 the provision for income taxes was $288,000 compared to no provision during the same period ended December 31, 1999. During the three month period ended December 31, 2000, the Company elected to increase its valuation allowance related to its $288,000 deferred tax asset due to uncertainty as to when it will be able to realize tax benefits from that asset. Although the Company incurred a net loss during the three-month period ended December 31, 1999, the Company recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

           NET LOSS. For the reasons set forth above, the Company generated net loss in the third quarter of fiscal 2001 of $1,464,000 compared to a net loss of $494,000 in the third quarter of fiscal 2000.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1999

           NET SALES. Net sales for the nine months ended December 31, 2000 were $3.9 million compared to net sales of $6.1 million in the nine months ended December 31, 1999, a 35.6% decrease. The decrease in net sales is largely attributable to a decrease in sales of the Company's cellular products, which contributed $963,000, or 24.7% of net sales, for the nine months ended December 31, 2000, compared to $4.0 million or 66.1% of net sales, for the nine months ended December 31, 1999. The decrease in cellular product sales can be attributed to the fulfillment of a large order to a certain customer during the nine months ended December 31, 1999 and to a decision by the Company to focus future product development in other, non-cellular frequencies such as the PCS and wireless messaging frequencies. The decrease in cellular products was offset partially by an increase in PCS and wireless messaging products, which increased to $2.1 million, or 54.0%, of net sales during the nine months ended December 31, 2000, compared to $910,000, or 15.0% of net sales, during the nine months ended December 31, 1999. PCS and wireless messaging sales increased due to the aforementioned emphasis by the Company upon the PCS and wireless messaging segments. PCS and wireless messaging sales increased due to the commencement of production for certain newly developed PCS products. Sales of BWA products decreased to $34,000, or 0.9% of net sales, during the nine months ended December, 2000, compared to $605,000, or 10.0% of net sales, during the nine months ended December 31, 1999. BWA sales decreased due to insufficient market demand. Net sales of hybrid microwave and other products increased to $800,000 or 20.5% of net sales, during the nine months ended December 31, 2000, compared to $543,000 or 8.9% of net sales, during the nine months ended December 31, 1999. The increase in hybrid microwave and other products is attributable to the shipment of newly developed products.

           GROSS PROFIT. Gross profit for the nine months ended December 31, 2000 was $172,000 or 4.4% of net sales, compared to $2.2 million, or 35.9% of net sales, for the nine months ended December 31, 1999. The decreased gross profit resulted from manufacturing inefficiencies related to one particular product and from a reserve of $200,000 provided for inventory related to that particular product because the Company was unable to ascertain as to when or if future shipments of that product will occur. Furthermore, another factor contributing to the lower gross profit was absorption of fixed costs across a smaller base of net sales, due to lower net sales during the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999.

           SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the nine months ended December 31, 2000, were $1.7 million, or 44.7% of net sales, compared to $1.9 million, or 31.6% of net sales, for the nine months ended December 31, 1999. This dollar decrease was attributed to lower commissions that were due to lower net sales and a restructuring of commission rates earned by third party sales representatives and to a reduction in sales and marketing personnel. The Company believes that investment in sales and marketing is necessary to promote the Company's products in a very competitive market and therefore it is expected that expenses for sales and marketing will increase in subsequent financial periods.

           RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the nine months ended December 31, 2000 were $2.0 million, or 51.6% of net sales, compared to $1.2 million, or 20.3% of net sales, for the nine months ended December 31, 1999. The increase is due to higher labor and material costs required for the design and development of new products. The number of new products being developed has increased substantially and the Company continues to invest both material and labor in the design and development of new products for the cellular, PCS, wireless messaging, hybrid microwave markets and opto-electronic markets.

           OTHER INCOME, NET. Other income for the nine months ended December 31, 2000 was $64,000 compared to $195,000 for the nine months ended December 31, 1999. The decrease is due to a decrease in interest income as a result of decreased average invested funds and to an increase in interest expense as a result of a higher amounts of equipment purchases financed through capital leases.

           PROVISION FOR TAXES. For the nine months ended December 31, 2000 the provision for income taxes was $288,000 compared to no provision during the same period ended December 31, 1999. During the nine month period ended December 31, 2000, the Company elected to increase its valuation allowance related to its $288,000 deferred tax asset due to uncertainty as to when it will be able to realize tax benefits from that asset. Although the Company incurred a net loss during the nine-month period ended December 31, 1999, the Company recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

           NET LOSS. For the reasons set forth above, the Company generated net loss in the nine months ended December 31, 2000 of $3.8 million compared to a net loss of $770,000 for the nine months ended December 31, 1999.

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

           On August 10, 1998, the Company announced that its board of directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. The Company did not repurchase any additional shares during fiscal 2000 or during the first nine months of fiscal 2001.

           In April 2000, the Company entered into two non-cancelable capital leases to acquire test equipment valued in aggregate at $47,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $1,524 commencing in May 2000 and at an annual interest rate of 9.9%.

           In August 2000, the Company entered into two non-cancelable capital leases to acquire manufacturing equipment valued in aggregate at $342,000. The terms of the lease are identical and call for 60 monthly payments commencing in August 2000 with an initial payment amount of $10,962. The payment amount decreases to $7,393 in September 2001 and to $4,911 in September 2002. The annual interest rate is 8.59%.

           In October 2000, the Company entered into a non-cancelable capital lease to acquire manufacturing equipment valued in aggregate at $36,000. The terms of the lease call for 60 monthly payments commencing in November 2000 with an initial amount of $1,090. The payment amount decreases to $727 in November 2001 and to $487 in November 2002. The annual interest rate is 10.71%.

           In November 2000, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (9.50% at December 31, 2000). This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. As of December 31, 2000, there was $214,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. In connection with the renewal of the line of credit, the Company issued the bank a warrant to purchase 27,429 shares of common stock at a price of $2.1875 per share. This warrant expires on November 9, 2007.

           At December 31, 2000 the Company had $1.3 million in cash and cash equivalents. The Company's operating activities used cash of approximately $3.1 million for the nine months ended December 31, 2000 primarily as a result of a loss from operations, increases in inventories, accounts payable and line of credit, and a decrease in accounts receivable. The Company's capital expenditures of $383,000 for the nine months ended December 31, 2000 were primarily for manufacturing equipment, manufacturing test equipment, information system improvements and leasehold improvements.

           We have been advised by our independent public accountants that, if prior to the completion of their audit of our financial statements for the year ending March 31, 2001 we are unable to demonstrate our ability to fund our operations for the following 12 months, their auditor's report on those financial statements will be modified for the contingency related to our ability to continue as a going concern.

           We believe that the remaining net proceeds from its initial public offering and borrowing capacity from its line of credit may not be sufficient to finance the Company for the next 12 months. The Company is attempting to procure additional sources of financing. Other sources may include, but not be limited to, an equity investment in the Company by a third party. However, there are no assurances that the Company will be able to successfully obtain additional financing at terms acceptable to the Company, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

           Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include our ability to finance our activities and maintain our financial liquidity, industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence and significant price erosion over the life of a product), our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with various OEM base station equipment, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, and worldwide economic and political conditions.

           We have been advised by our independent public accountants that, if prior to the completion of their audit of our financial statements for the year ending March 31, 2001 we are unable to demonstrate our ability to fund our operations for the following 12 months, their auditor's report on those financial statements will be modified for the contingency related to our ability to continue as a going concern.

           We believe that the ability to remain a going concern is predicated upon being able to procure an additional investment of equity capital from a third party. We face the risk that we will not be able to procure such an investment in a timely manner and thus the financial viability of the Company could be jeopardized.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)              Exhibits

      10.28 Change in Control Agreement dated December 20, 2000 between AML Communications, Inc. and Karl R. Brier.

      10.29 Change in Control Agreement dated December 20, 2000 between AML Communications, Inc. and Scott T. Behan.

      10.30 Change in Control Agreement dated December 20, 2000 between AML Communications, Inc. and Kevin W. Pietramala.

      10.31 Settlement and Release Agreement dated January 17, 2001 between AML Communications, Inc. and Jacob Inbar.

      27         Financial Data Schedule

(b)              Reports on Form 8-K


                 The Company filed no current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AML Communications, Inc.



Date:      February 14, 2001               /S/ Karl R. Brier
                                           -----------------------
                                           Karl R. Brier
                                           Chief Financial Officer and Treasurer