Form 10KSB40
period 2001-03-31
AML COMMUNICATIONS INC
filed 2001-06-29
CIK 1003640

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-27250

                            AML COMMUNICATIONS, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 77-0130894
     -------------------------                 ---------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA                          93012
-----------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

                                 (805) 388-1345
                            -------------------------
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


                                    Title of Class
                                 --------------------
                              COMMON STOCK, $.01 PAR VALUE


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year:  $ 5,071,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 25, 2001, was approximately $4,110,698. The per share stock price for computational purposes was $0.91, based on the closing sale price per share for the Registrant's common stock on the NASDAQ National Market on June 25, 2001. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares. The number of shares of the Registrant's common stock outstanding on June 25, 2001 was 6,932,389.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 12, 2001, are incorporated by reference into Items 10 and 11 of
Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

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

     AML designs and manufactures single and multicarrier, RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols. These products typically find use in a variety of commercial and defense communications markets including cellular, Personal Communications Services (PCS), Microwave Defense Communications, Optical Networks, Broadband Wireless Access (BWA), and wireless messaging. Our products support a wide range of analog and digital formats including Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA), Global System for Mobile communications (GSM), Wide band CDMA (WCDMA), and Advanced Mobile Phone System (AMPS), among others. Power amplifiers are used to boost signal transmission, and low noise amplifiers improve signal reception.

     The Company was founded to develop and manufacture hybrid microcircuit microwave and RF amplifiers to support the communications market. We also developed a product line of highly linear moderate power amplifiers. In 1994, we became active in the BWA market, then known as Wireless Local Loop (WLL) and developed a multicarrier linear power amplifier supporting this market in the 300-450 MHz range. In late 1994, we developed a multicarrier linear RF power amplifier specifically for boosting signal strengths in the cellular communications market. We marketed this multicarrier product directly to the domestic cellular service providers. In 1995 through 1996, we developed derivative multicarrier cellular products at alternative power levels to support differing needs in the service provider market.

     In the fourth quarter of fiscal 1997, we experienced a significant decrease in our revenue, attributable to several factors. Original equipment manufacturers (OEMs) offered significantly reduced prices on their improved base station products, and the service providers began to outsource the infrastructure build out and maintenance to their OEM equipment providers who used their own equipment in the cell site. Also, the mobile communications industry focused substantial financial and human resources on the build out of the nascent PCS services, and competitors began to offer similar or improved products within the domestic US market.

     As a result, we decided to change our market focus and concentrate on selling to the OEM customer base. Late in fiscal 1997, AML entered the satellite communications gateway market by offering a high power linear amplifier for data transmission applications in a Low Earth Orbit (LEO) network. In fiscal 1998, we received significant revenue from an OEM in the South American market and introduced products for the PCS markets and the wireless messaging market. We also invested heavily in the BWA market for applications with Korean and European OEMs.

     During fiscal 1999, we developed a new generation of our original cellular multicarrier products and continued to develop and diversify our customer base and invest in the development of BWA products. We experienced significant negative impacts to our revenue because of the delay and cancellation of customer BWA rollout programs.

     In February 1999, AML announced a change in management. Mr. Kirk A. Waldron was appointed President and Chief Executive Officer of AML following the resignation of Mr. Jacob Inbar. Mr. Scott T. Behan was appointed Executive Vice

President of Sales and Marketing following Mr. Edwin J. McAvoy's resignation of his position as Vice President. Mr. McAvoy was, in turn, appointed Director of Custom Programs. Both Mr. Waldron and Mr. Behan were also elected to the Board of Directors following the resignations of Dr. Tiberiu Mazilu and Mr. McAvoy from the Board. In March 1999, AML announced the appointment of Gerald M. Starek to our Board of Directors, expanding the board to six members.

     In August 1999, we received our ISO 9001 certification, a uniform worldwide quality management system standard. In August of 1999, we successfully transitioned our production technology from traditional batch assembly to a flexible, self-balancing, one piece flow process. We believe this substantially increases our capacity and production efficiency to support growth.

     In January 2000, to expand our hybrid microwave product line, we purchased a product line and certain assets of a company serving the military small signal amplifier market. This purchase was intended to bolster our hybrid microwave product line and position that segment of our business for future growth into the defense higher frequency segments of the market. Orders received from the purchased product line will be manufactured in AML's current facility.

     In November 2000, we appointed Fred Sturm to the Board of Directors, increasing the board to seven members.

     In February 2001, we announced a change in management. Mr Jacob Inbar was re-appointed to President and Chief Executive Officer following the resignation of Mr. Kirk Waldron. Additionally, two other co-founders, Dr. Tiberiu Mazilu and Mr. Ed McAvoy were appointed to the Board of Directors as well as to the positions of Vice President-Engineering and Vice President-Marketing, respectively. Our new management has taken immediate action to reduce losses and negative cash flow in a number of areas including renegotiations of existing contracts, manpower reductions, salary reductions, and fixed costs cutting. We expect that these measures will have a positive impact on cash flow and profitability as we go forward. We cannot assure you that the revenue levels will generate positive cash flow.

     In March 2001 we closed a private placement of common stock for $500,000 with a group of investors led by Jacob Inbar. These funds have provided us with additional cash reserves to fund our future operations. It is highly likely that we will need additional funding to finance growth or offset additional operational losses.

     AML believes our future success depends upon our ability to broaden our product offerings, increase our customer base, and capture volume product delivery opportunities. While we continually attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. Such a reduction would have a material adverse effect on our business, results of operations, and financial condition.

     A limited number of OEMs account for a majority of RF amplifier purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. Additionally the company's future depends on the ability to generate new products, mostly as part of a standard line of products (i.e. products we developed that are intended to be sold to many customers).

     We have experienced, and expect to continue to experience in most cases, declining average sales prices for our wireless products. Wireless infrastructure manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the RF amplifier market have put continued pressure on us to continually reduce the sales price of our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins.

BUSINESS STRATEGY

      We intend to utilize our knowledge base in wireless design and manufacturing to offer variations of existing products as well as to selectively develop new products for the wireless market. Our limited financial resources, as well as the slowdown in the wireless market, will limit the level of new product introductions to this market to those which will provide adequate margins or in which potential or existing customers will share the costs of the new product development.

     Utilizing our extensive knowledge in Microwave Integrated Circuits ("MIC") design capabilities, the company intends to expand the products offered as part of our full line catalog. Such products are intended toward the Optical and Defense markets. We also intend to utilize the MIC design capabilities toward higher value added products for new markets.

     In addition, AML's business strategy remains to improve our manufacturing technology for high performance RF amplifiers used in digital communications networks and includes the following key elements: (i) provide leading technology to the amplifier industry through research and product development that continues to improve our products' technical performance and establish new levels of technical performance, to improve our manufacturing productivity and efficiency; (ii) leverage our technical and manufacturing agility to increase market share and expand our relationships with existing customers; (iii) focus our business growth through the expansion of our customer base in the wireless network OEMs and MIC arenas ; (iv) maintain our focus on the quality, reliability and manufacturability of our RF amplifier products.

MARKETS

     We sell our RF amplifier products into various segments of the wireless communications market. Our primary focus is on the digital mobile communications (PCS and cellular), MIC, BWA, and wireless messaging markets. In fiscal 2001, we derived approximately 21.8% of our revenues from the cellular market, 51.8% from the PCS and wireless messaging market and 25.6% from the MIC products.

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

     MIC AMPLIFIERS. These hybrid microwave circuits are sold to OEM customers with broadband, microwave frequency, component requirements. These parts typically support applications including surveillance, optics, signal detection, satellite communication and telemetry. They are used in both the transmission and reception signal paths. The technology permits accurate, reproducible, volume products supporting broad bandwidths and higher frequencies to be designed and manufactured. Moderate volume requirements and custom design requirements characterize these markets.

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

PRODUCTS

     We designed and manufactured during the year single and multicarrier RF power amplifiers and low noise receive amplifiers that are sold into the Cellular and PCS, MIC, BWA and wireless messaging markets.

     CELLULAR AND PCS. We have offered our M series cellular multicarrier amplifiers since 1994. These are linear multicarrier RF power amplifiers suitable for use in the amplification of analog and digital communications formats. These products range in power levels from 30 to 140 watts and provide flexible features/options such as AC or DC supply operation, replaceable input modules that allow wide variation and combination of signal gain and connection types. For the PCS market, we have developed several RF low noise receive and single channel power amplifiers for various OEMs. These products offer cost effective amplification of their respective formats to support the OEM requirements. We have integrated real time embedded microprocessor control within some of these products to assist in the manufacturability and field diagnostic capabilities. Typical power levels range from 4 watts to 80 watts.

     MIC . We produce standard hybrid microwave circuit products that are listed in our web-based catalog and selection guide. We also produce derivative products that are based upon minor modification of the catalog items. The frequencies range from 50kHz to 30GHz. Power levels range from less than one milliwatt to several watts.

     BWA. We have developed, and continue to develop products in support of the BWA market. These products include base station RF power and low noise receive amplifiers as well as tower mounted RF power and low noise receive products. Typical system applications include CDMA and TDMA protocols with output powers ranging from 2 to 10 watts. These systems operate at various frequencies ranging from below 400 MHz to above 30 GHz. We use our linearization technology along with our knowledge of RF device technology capability to select the appropriate implementation for each application.

     WIRELESS MESSAGING. We have has developed a wide range of receive products to support the wireless messaging market. These products include tower mount receive amplifiers, RF power amplifiers, and base station receive multicouplers. We believe these products offer excellent performance in terms of maximizing receive sensitivity while minimizing the effects of interference from alternative services. We also offer derivative products of our cellular RF power amplifier product line to support the wireless messaging base station transmission requirements.

     Our RF power amplifiers range in price from $500 to over $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation. Our receive products range in price from $400 to $7,000 per amplifier, depending upon system requirements and implementation.

CUSTOMERS

     We sell products to wireless OEM manufacturers worldwide, including Transcept, Airnet, and Repeater Technologies. We also sold products to wireless network operators such as AT&T Wireless Services, MCI/Worldcom, BellSouth, and Weblink Wireless. Our MIC products are sold to Microwave Defense Communications and Optical Network manufacturers, including Raytheon, Boeing, Anritsu, and JDS Uniphase.

     For the fiscal year ended March 31, 2001, our largest customer was Transcept, which accounted for approximately 22.4% of net sales. AT&T was our second largest customer with approximately 12.0% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

MARKETING AND DISTRIBUTION, INTERNATIONAL SALES

     We sell our products through a combination of a technically proficient direct sales force and independent sales representatives. We also utilize a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the wireless infrastructure, microwave defense communications and optical network equipment markets. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from our marketing, product support and customer service departments.

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

PRODUCT DEVELOPMENT

     We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise, and increased efficiency in the RF amplification process. We also invest significant resources in the development of new amplifier products to support transmission protocols, including Enhanced Data Rate for GSM Evolution (EDGE), and WCDMA. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of new and existing products. Our research and development staff consisted of 20 people as of March 31, 2001. Expenditures for research and development amounted to approximately $2.9 million in fiscal 2001 and $1.9 million in fiscal 2000.

COMPETITION

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development, rapid product obsolescence, evolving industry standards, and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While we believe we compete favorably with respect to the foregoing characteristics, there can be no assurance that we will be able to continue to do so.

     Our current competitors include Chesapeake Microwave, Powerwave Technologies, Inc., Spectrian Corporation, and Stealth Microwave, Inc., in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than AML and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the RF amplifier marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF amplifier marketplace.

     AML's success depends in large, upon the rate at which wireless infrastructure OEMs incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of RF amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some of these companies regularly evaluate whether to manufacture their own RF amplifiers rather than purchase them from third-party vendors such as AML. These companies could also directly compete with AML by selling their RF amplifiers to other manufacturers and operators, including our customers. These companies may enter into joint ventures or strategic relationships with our competitors. Our results of operations, net sales and profitability could be adversely impacted if certain OEMs were to actively market RF power amplifier products in direct competition with us or continue to manufacture RF power amplifiers internally or enter into joint ventures or other strategic relationships with our competitors. If we are not successful in increasing the use of our products by the leading wireless infrastructure OEMs, there would be a material adverse effect on our business, financial condition and results of operations.

     The MIC portion of our business is highly competitive. Our main competitors include Miteq, Celeritek, CTT, JCA Technology, etc. Although most of the competitors have significantly higher resources than the company has, we believe that our technical abilities in implementing MIC amplifiers do not differ to the same degree.

     We have experienced significant price competition and expect price competition in the sale of RF/Microwave amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

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

GOVERNMENT REGULATION

     Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. We often must obtain regulatory approval in connection with the manufacture and sale of our products, and by AML's customers to operate AML's products. We cannot assure you that the United States Federal Communications Commission (FCC), International Telecommunications Union (ITU), European Telecommunications Standard Institute (ETSI), or other organizations charged with regulating the requirements of RF equipment, will not adopt more stringent regulations for the communications industry. If such regulations are adopted, AML, the OEMs and the wireless system operators may be required to alter the manner in which radio signals are transmitted, or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect AML's products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations, could affect the market for AML's products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for our products by providing users of those products with opportunities to establish new wireless personal communications services. However, there can be no assurances that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

EMPLOYEES

     As of March 31, 2001, AML had 61 full-time employees, including 20 in research and development; 32 in manufacturing, production engineering and quality assurance; six in administration; and three in sales, marketing, order entry and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with are employees are good.

ENVIRONMENTAL REGULATIONS

     We are subject to federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe we are currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on AML, suspension of production, alteration of our manufacturing processes, cessation of our operations, or other actions which could materially and adversely affect our business, financial condition and results of operations.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The lease for this space expires in April 2003. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.


ITEM 3.   LEGAL PROCEEDINGS

     The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

     Our common stock trades on the NASDAQ National Market under the symbol "AMLJ." The table below sets forth the high and low sales prices for the Company's common stock on the NASDAQ National Market for the periods indicated.


                                                               Price Range of Common Stock
                                                                 High                Low
                                                                 ----                ---
Fiscal year ended March 31, 2000
First quarter.........................................           $ 1.75             $ 1.13
Second quarter........................................           $ 4.56             $ 1.25
Third quarter.........................................           $ 5.69             $ 2.28
Fourth quarter........................................           $11.00             $ 3.63

Fiscal year ended March 31, 2001
First quarter ........................................           $ 5.25             $ 2.63
Second quarter .......................................           $ 4.50             $ 2.38
Third quarter........................................            $ 3.63             $ 1.06
Fourth quarter........................................           $ 2.75             $ 0.50


At June 25, 2001 there were approximately 69 holders of record of the Company's common stock.

     We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on the Company's operations, financial and business requirements, compliance with bank covenants and other factors.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2000 and 2001.


(Dollars in thousands)                                          Year Ended March 31,
                                                 ------------------------------------------------
                                                            2000                   2001
                                                 -----------------------  -----------------------
Revenues
      Cellular and wireless telephony .......    $ 5,431         68.9%    $ 1,148         22.7%
      PCS and wireless messaging ............      1,713         21.8       2,628         51.8
      MIC and other .........................        733          9.3       1,295         25.5
                                                 -------       ------     -------       ------
          Total net sales ...................      7,877        100.0       5,071        100.0
      Cost of goods sold ....................      5,285         67.1       6,580        129.7
                                                 -------       ------     -------       ------





      Gross profit (loss) ...................      2,592         32.9      (1,509)        29.7
      Operating expenses:
         Selling, general and administrative.      2,594         32.9       2,385         47.0
         Research and development ...........      1,917         24.3       2,937         57.9
                                                 -------       ------     -------       ------
      Operating loss ........................     (1,919)       (24.3)     (6,831)      (134.7)
      Other income, net .....................       (242)        (3.0)        (18)        (0.4)
                                                 -------       ------     -------       ------
      Loss before income taxes ..............     (1,677)       (21.3)     (6,813)      (134.3)
      Income tax expense ....................         --         --          (288)        (5.7)
                                                 -------       ------     -------       ------
      Net loss ..............................    $(1,677)       (21.3)%   $(7,101)      (140.0)%
                                                 =======       ======     =======       =======

FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

     NET SALES. Net sales for fiscal 2001 were $5.1 million compared to $7.9 million in fiscal 2000. Cellular and wireless telephony products contributed $1.1 million, or 22.6% of net sales in fiscal 2001 compared to $5.4 million, or 68.9 % of sales in fiscal 2000. The decrease in cellular and wireless telephony products is attributable to reduced shipment levels due to long-term development of new products for new customers and short term delays for existing orders, our decision to focus on new product development in other non-cellular frequencies such as PCS and wireless messaging, and due to the fulfillment of large orders for cellular and wireless telephony products during the first half of fiscal 2000. Sales of PCS and wireless messaging products totaled $2.6 million, or 51.8% of net sales in fiscal 2001, compared to $1.7 million, or 21.82% of net sales in fiscal 2000. The increase in sales of PCS and wireless messaging products can be attributed to the aforementioned emphasis upon product development in the PCS and wireless messaging markets and the successful launch and delivery of new products for this market. MIC and other sales were $1,296,000, or 25.5% of net sales in fiscal 2001 compared to $733,00 or 9.3% of net sales in fiscal 2000. The increase reflects the strategic decision management made at the end of fiscal 2000 to focus more on this market including the purchase of rights to a line of hybrid microwave circuit products and the hiring engineering talent with experience in this segment. We expect to see continued growth in this market and we are moving to capitalize on opportunities within the market, including defense and optical amplifiers. Sales of products outside the United States represented approximately 10.8% and 3.9% of net sales during fiscal 2000 and 2001, respectively.

     GROSS PROFIT/LOSS. Gross loss for fiscal 2001 was $1.5 million, or 29.7% of net sales, compared to a gross profit of $2.6 million, or 32.9% of net sales, in fiscal 2000. The decrease in margin can be contributed to changes to the Company's management team and their new marketing strategies, where a $1.4 million one time write down of inventory was recorded relating to obsolete, slow moving, and discontinued product lines, lower average selling prices and gross margins for our products in the competitive OEM market, and increased allocated overhead costs including labor and related costs. We expect the pressure on selling prices in the wireless markets to continue in fiscal 2002.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for fiscal 2001 were $2.4 million, or 47.0% of net sales, compared to $2.6 million, or 32.9% of net sales, for fiscal 2000. The aggregate decrease is attributable to reduced commissions expense at lower sales volumes and reduced commission rates, as we cancelled agreements with independent sales representatives and utilized salaried Company sales representatives. The savings were partially offset by increased sales and administration labor and benefit costs including one time severance arrangements related to the change in management in February 2001, and due to increased professional fees. We believe continued investment in marketing and administration is necessary to compete profitably in the intensely competitive wireless industry.

     RESEARCH AND DEVELOPMENT COSTS. Research and development costs for fiscal 2001 were $2.9 million, or 57.9% of net sales, compared to $1.9 million, or 24.3% of net sales, for the corresponding period in fiscal 2000. The increase is due primarily to additional labor and material costs utilized for new product development for the PCS and wireless messaging markets, one-time charges for material related to the termination of unmarketable projects in fiscal 2001, and due to higher depreciation expense related to increased levels of capital equipment required to design and develop new products for the PCS and wireless telephony markets.

     OTHER INCOME, NET. Other income for fiscal 2001 decreased to $18,000 compared to $242,000 for fiscal 2000. The reduction is due to increased interest expense related to the additional leased equipment and to a reduction in interest income generated from invested cash. The cash balances are a function of the net proceeds from the Company's public offering in December 1995 and from the net cash flow as a result of operations.

     INCOME TAX EXPENSE. We recorded a charge for taxes of $288,000 in fiscal 2001 compared to no income tax expense or benefit for fiscal 2000. During the 3rd quarter of fiscal 2001, the Company elected to increase its valuation allowance related to its $288,000 deferred tax asset due to the uncertainty of realizing tax benefits from that asset. The Company did not record any benefit from taxes related to the losses accumulated during fiscal 2001 as it had utilized its net operating loss carryback during fiscal 1999.

     NET LOSS. For the reasons set forth above, the Company generated a net loss in fiscal 2001 of $7.1 million, or 140.0% of net sales compared to a net loss of $1.7 million, or 21.3% of net sales in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, we completed an initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. The net proceeds of the initial public offering have also been used to maintain inventory and working capital balances, and increased research and development expenses.

     In August 1998, we announced that the Board of Directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback were purchased from time to time on the open market and are being held for issuance in connection with the future exercise of employee stock options. During fiscal 2001, we did not repurchase any additional shares in open market transactions and have retained the 114,500 shares repurchased during fiscal 1999.

     In April 2000, we entered into two non-cancelable capital leases to acquire test equipment valued in aggregate at $47,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $1,524 commencing in May 2000 and at an annual interest rate of 9.9%.

     In August 2000, we entered into two non-cancelable capital leases to acquire manufacturing equipment valued in aggregate at $342,000. The terms of the lease are identical and call for 60 monthly payments commencing in August 2000 with an initial payment amount of $10,962. The payment amount decreases to $7,393 in September 2001 and to $4,911 in September 2002. The annual interest rate is 8.59%.

     In October 2000, we entered into a non-cancelable capital lease to acquire manufacturing equipment valued in aggregate at $36,000. The terms of the lease call for 60 monthly payments commencing in November 2000 with an initial amount of $1,090. The payment amount decreases to $727 in November 2001 and to $487 in November 2002. The annual interest rate is 10.71%.

     In November 2000, we renewed our line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (9.00% at March 31, 2001). This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. As of March 31, 2001, there was $143,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. In connection with the renewal of the line of credit, we issued the bank a warrant to purchase 27,429 shares of common stock at a price of $2.1875 per share and we have recorded a charge of $59,000 as shown on the statement of stockholders equity in the financial statements. This warrant expires on November 9, 2007.

     In February 2001, we entered into two non cancelable capital leases to acquire manufacturing equipment valued in aggregate at $111,000. The terms of the leases are identical and call for 48 and 60 monthly payments of $969 and

$1721, respectively. Payments for these leases commenced in March, 2001 and the leases bear interest rates of 14.9% and 12.7% respectively.

     In March 2001, we entered into a non-cancelable capital lease to acquire manufacturing equipment valued in aggregate at $23,000. The terms of the lease call for 36 monthly payments commencing in April 2001 with a payment amount of $809. The annual interest rate is 15.0%.

     At March 31, 2001, we had $860,000 in cash and cash equivalents. The Company's operating activities used cash of approximately $3.9 million in fiscal 2001 primarily as a result of a loss from operations. The Company's capital expenditures of $382,000 for fiscal 2001 were primarily for manufacturing test equipment and information system upgrades and additions.

     Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended March 31, 2001, in their Report of Independent Certified Public Accountants included in our audited financial statements contained elsewhere in this report. For the year ended March 31, 2001, we incurred a net loss of $ 7.1 million, negative cash flows from operations of approximately $3.9 million and an accumulated deficit of $7.6 million. The auditors consider these factors to raise substantial doubt about the Company's ability to continue as a going concern.

     Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company believes the funds provided from the private placement and the borrowing capacity from its line of credit may not be sufficient to finance the Company for the next 12 months. The Company is attempting to procure additional sources of financing in the event that the capital available as of March 31, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. There are, however, no assurances that the Company will be able to successfully obtain additional financing at terms acceptable to the Company


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include industry specific factors (including the reliance upon continued growth of the wireless communications market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product), our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with base station equipment of various OEMs, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, and our ability to finance our activities, maintain our financial liquidity, and worldwide economic and political conditions.

     We were notified by Nasdaq on April 16, 2001 that our stock had failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the 30 consecutive trading days prior to the notice as required by the Nasdaq Market under Marketplace Rule 4450(a)(2). On May 2, 2001 we were notified by Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days prior the notice as required by the Nasdaq Market under Marketplace rule 4450(a)(5). The Company has been given ninety (90) days from the date of each notice to comply with each of the minimum requirements of the above rules or Nasdaq will notify the Company that its securities will be delisted. If Nasdaq, in its discretion, decides to delist our common stock, we would have the right to appeal that decision, however, we cannot assure you that such an appeal would be successful. If our common stock is delisted, then we may apply for listing on the Nasdaq SmallCap Market, subject to Nasdaq's approval. If our common stock is not approved for trading on the Nasdaq SmallCap Market, then our common stock may trade only in the secondary markets in the so-called "pink sheets" or Nasdaq's "OTC Bulletin Board." Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future. The Company intends to take whatever actions necessary to attain the requirements on the Nasdaq National Market, however, no assurances can be that it will be successful in maintaining its current listing.

     We experience significant price competition and expect price competition in the sale of our products to remain very competitive. No assurances can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products, in the future. Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than we have, or could have, greater name recognition and market acceptance of their products and technologies.

     We expect our customers to continue to establish demanding specifications for quality, performance and reliability that must be met by our products. Products as complex as those offered by us often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. There can be no assurances that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on our business, financial condition and results of operations.

     We received our ISO 9001 quality certification, a uniform worldwide quality management system standard, for its headquarters and manufacturing facility located in Camarillo, California in August 1999. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified. Failure to maintain such quality certifications may affect current and future orders and could have a material adverse effect on our business, financial condition and results of operations.

     Sales of products outside the United States represented approximately 10.8% and 3.9% of net sales during fiscal 2000 and 2001, respectively. We are actively pursuing international customers, although no assurances can be given as to the degree of success of the Company's strategic plan. International sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives or customers, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability and generally longer receivable collection periods, as well as tariffs and other trade barriers. In addition, because substantially all our foreign sales are denominated in U.S. dollars, increases in the value of the dollar relative to the local currency would increase the price of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurances that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

     We currently sell a majority of our product into the wireless OEM market. As a result, we receive periodic order forecasts from our major customers who have no obligation to purchase the forecasted amounts. Nonetheless, we maintain significant work in process and raw materials inventory as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent major customers purchase less than the forecasted amounts, we will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and we will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce our liquidity and could have a material adverse effect on our business, results of operation and financial condition.

     Demand for wireless infrastructure equipment is driven by demand for wireless service. Although demand for power amplifiers has grown in recent years, if demand for wireless services fails to increase or increases slower than we or our customers currently anticipate, our business, financial condition and results of operations would be materially and adversely affected.

     The markets in which we and our customers compete is characterized by rapidly changing technology, evolving industry standards and communications protocols and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements, and achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, with the deployment of PCS, we have developed a line of amplifiers for PCS networks. We have also developed several WLL products and have still more in development. There can be no assurances that we will manufacture such products at competitive prices in sufficient volumes.

     Our quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not experience such fluctuations in the future. We establish our expenditure levels for product development and other operating expenses based on expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurances that we will be profitable on a quarter-to-quarter basis in the future. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to these factors, it is likely that in some future quarter or quarters our revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of the Company's common stock would be materially adversely affected.

QUANTITATIVE AND QUALItative DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure is interest rate risk. As of March 31, 2001, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7.   FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Reports of Independent Certified Public Accountants........................................  17-18

Balance Sheet as of March 31, 2001.........................................................   19

Statements of Operations for the years ended March 31, 2000 and March 31, 2001.............   20

Statements of Stockholders' Equity for the years ended March 31, 2000 and March 31, 2001...   21

Statements of Cash Flows for the years ended March 31, 2000 and March 31, 2001.............   22

Notes to Financial Statements..............................................................  23-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders

AML Communications, Inc.

We have audited the accompanying balance sheet of AML Communications, Inc. as of March 31, 2001, and the related statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2001, the Company incurred a net loss of $7,101,000, and it had negative cash flows from operations of $3,919,000. In addition, the Company had an accumulated deficit of $7,593,000 as of March 31, 2001. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP


Los Angeles, California

June 13, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AML Communications, Inc.:

We have audited the accompanying balance sheet of AML Communications, Inc. (a Delaware Corporation) as of March 31, 2000 (not presented herein), and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Los Angeles, California

May 19, 2000

                            AML COMMUNICATIONS, INC.

                                  BALANCE SHEET
                              AS OF MARCH 31, 2001


ASSETS

Current Assets:
     Cash and cash equivalents ..............................................       $    860,000
     Accounts receivable, net of allowance for doubtful accounts of $57,000 .            740,000
     Inventories ............................................................          1,138,000
     Other current assets ...................................................            345,000
                                                                                    ------------
          Total current assets ..............................................          3,083,000
Property and Equipment, at cost: ............................................          5,697,000
     Less--Accumulated depreciation and amortization ........................         (3,828,000)
                                                                                    ------------
                                                                                       1,869,000
Other assets ................................................................            118,000
                                                                                    ------------
                                                                                    $  5,070,000
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable .......................................................       $  1,438,000
     Line of credit .........................................................            143,000
     Current portion of capital lease obligations ...........................            185,000
        Accrued expenses:
             Accrued payroll and payroll related expenses ...................            285,000
             Other accrued expenses .........................................            318,000
                                                                                    ------------
               Total current liabilities ....................................          2,369,000

Capital lease obligations, net of current portion ...........................            412,000
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value:
          1,000,000 shares authorized; no shares issued or
          outstanding .......................................................                 --
     Common stock, $.01 par value:
          15,000,000 shares authorized;
          6,932,389 shares issued and 6,817,889 shares outstanding ..........             69,000
     Capital in excess of par value .........................................         10,036,000
     Treasury stock-- 114,500 shares, at cost ...............................           (223,000)
     Accumulated deficit ....................................................         (7,593,000)
                                                                                    ------------
             Total stockholders' equity .....................................          2,289,000
                                                                                    ------------
                                                                                    $  5,070,000
                                                                                    ============

The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 2001

                                                                      Year Ended
                                                             ------------------------------
                                                               March 31,         March 31,
                                                                2000              2001
                                                             -----------        -----------
Net sales ............................................       $ 7,877,000        $ 5,071,000
Cost of goods sold ...................................         5,285,000          6,580,000
                                                             -----------        -----------

          Gross profit(loss) .........................         2,592,000         (1,509,000)

Operating Expenses:
     Selling, general and administrative .............         2,594,000          2,385,000
     Research and development ........................         1,917,000          2,937,000
                                                             -----------        -----------
                                                               4,511,000          5,322,000
                                                             -----------        -----------
          Operating loss .............................        (1,919,000)        (6,831,000)

Other (Income) Expense:
     Interest income .................................          (269,000)          (104,000)

     Interest expense ................................            27,000             82,000
     Other ...........................................                --              4,000
                                                             -----------        -----------
                                                                (242,000)           (18,000)
                                                             -----------        -----------
          Loss before
             income tax expense ......................        (1,677,000)        (6,813,000)

Income tax expense ...................................                --           (288,000)
                                                             -----------        -----------

          Net loss ...................................       $(1,677,000)       $(7,101,000)
                                                             ===========        ===========


Basic and Diluted Loss Per Common Share ..............       $     (0.27)       $     (1.02)
                                                             ===========        ===========
Basic and Diluted Weighted Average Number of Shares of
Common Stock Outstanding .............................         6,270,000          6,932,000
                                                             ===========        ===========


The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 2001


                                                                                                        RETAINED
                                                          CAPITAL IN                                    EARNINGS
                                  COMMON STOCK            EXCESS OF             TREASURY STOCK         ACCUMULATED
                            SHARES            AMOUNT      PAR VALUE           SHARES     AMOUNT          DEFICIT         TOTALS
                            ------------   ------------   ------------  ------------   ------------  --------------   ------------
Balance, March 31,1999 ..      6,260,129   $     63,000   $  9,365,000      (114,500)  $   (223,000)   $  1,185,000   $ 10,390,000

   Exercise of stock
     options ............         55,127          1,000        115,000            --             --              --        116,000

   Net loss .............             --             --             --            --             --    (1,677,000))     (1,677,000)
                            ------------   ------------   ------------  ------------   ------------    ------------   ------------

Balance, March 31,2000 ..      6,315,256         64,000      9,480,000      (114,500)      (223,000)       (492,000)     8,829,000

   Exercise of stock
     options ............          1,750             --          2,000            --             --              --          2,000

   Private placement ....        615,383          5,000        495,000            --             --              --        500,000

   Issuance of Warrants .             --             --         59,000            --             --              --         59,000

   Net loss .............             --             --             --            --             --      (7,101,000)    (7,101,000)
                            ------------   ------------   ------------  ------------   ------------    ------------   ------------

Balance, March 31,2001 ..      6,932,389   $     69,000   $ 10,036,000      (114,500)  $   (223,000)   $ (7,593,000)  $  2,289,000
                            ============   ============   ============  ============   ============    ============   ============


The accompanying notes are an integral part of these financial statements.

                             AML COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED MARCH 31, 2000 AND 2001



                                                                    Year Ended
                                                          ------------------------------
                                                             March 31,         March 31,
                                                              2000              2001
                                                          -------------      ------------
Cash Flows from Operating Activities:
     Net loss .......................................      $(1,677,000)      $(7,101,000)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization .............          763,000           940,000
          Changes in assets and liabilities:
             Decrease (increase) in:
                    Accounts receivable .............         (707,000)          394,000
                    Inventories .....................         (557,000)        1,203,000
                    Income tax receivable ...........          537,000                --
                    Other current assets ............         (294,000)          166,000
                    Other assets ....................               --           184,000
             Increase (decrease) in:
                    Accounts payable ................          286,000           594,000
                    Accrued expenses ................          (42,000)         (109,000)
                    Income taxes payable ............          190,000          (190,000)
                                                           -----------       -----------
                    Net cash used in operating
                       activities ...................       (1,501,000)       (3,919,000)
                                                           -----------       -----------
Cash Flows from Investing Activities:
     Purchases of property and equipment ............         (490,000)         (382,000)
                                                           -----------       -----------
                    Net cash used in investing
                       activities ...................         (490,000)         (382,000)
                                                           -----------       -----------
Cash Flows from Financing Activities:
     Proceeds from exercise of stock options ........          116,000             2,000
     Proceeds from private stock placement ..........               --           500,000
     Proceeds from line of credit ...................               --           143,000
     Principal payments capital lease obligations ...          (63,000)         (143,000)
                                                           -----------       -----------
                    Net cash provided by financing
                       activities ...................           53,000           502,000
                                                           -----------       -----------
Net decrease in Cash and Cash Equivalents ...........       (1,938,000)       (3,799,000)
Cash and Cash Equivalents, beginning of year ........        6,597,000         4,659,000
                                                           -----------       -----------
Cash and Cash Equivalents, end of year ..............      $ 4,659,000       $   860,000
                                                           ===========       ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
              Interest .............................      $    26,000       $    82,000
                                                           ===========       ===========
              Income taxes .........................      $         0       $   190,000
                                                           ===========       ===========
     Non-cash transactions:

              Debt incurred to purchase equipment ..      $    24,000       $   558,000
                                                           ===========       ===========


The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.    LINE OF BUSINESS

     AML Communications, Inc. is a designer, manufacturer and marketer of amplifiers and related products for the global wireless communications industry. The Company currently focuses on the following sectors of the wireless market: cellular telephony, microwave integrated circuits, broadband wireless access, personal communications services, wireless messaging, low earth orbit satellite networks, and optical communications.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the year ended March 31, 2001, the Company incurred a net loss of $ 7.1 million and it had negative cash flows from operations of approximately $3.9 million. In addition, the Company had an accumulated deficit of $7.6 million as of March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company is currently negotiating with certain investors about raising additional sources of financing in addition to the $500,000 raised in March 2001 through a private placement offering. Other sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that the Company will be able to successfully obtain financing at terms acceptable to the Company.

     CONCENTRATION OF CASH

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2001, the Company had cash and cash equivalent balances totaling $682,000 in financial institutions which were in excess of federally insured amounts.

     CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable. As of March 31, 2001, two customers comprised 41.6% and 16.5% of accounts receivable, respectively.

     During fiscal 2000, the Company had sales to two customers which represented 43.0% and 19.9% of net sales, respectively. During fiscal 2001, the Company had sales to two customers which represented 22.4% and 12.0% of net sales, respectively.

     The Company's customers are comprised primarily of cellular service providers, original equipment manufacturers ("OEMs"), and miliary sub contractors. Customers are located primarily throughout the United States. However, the Company also had sales to customers in South America, Western Europe, Canada, Israel, and Russia. During the fiscal years ended March 31, 2000 and March 31, 2001, international sales were $849,000, or 10.8% of net sales and $199,000, or 3.9% of net sales, respectively.

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective April 1, 2000. SAB No. 101 has not had a material effect on the Company's revenue recognition and results of operations

     INVENTORIES

     Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:


                                         March 31, 2001
                                         -------------
                  Raw materials.......       $ 865,000
                  Work in process......        186,000
                  Finished goods......          87,000
                                         -------------
                                           $ 1,138,000
                                         =============

     DEPRECIATION AND AMORTIZATION

     Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

                  Machinery and equipment.....................3 to 5 years
                  Furniture and fixtures......................5 years
                  Leasehold improvements......................Life of lease

     The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

     Property and equipment consist of the following:


                                                               March 31, 2001
                                                               ------------
                  Machinery and equipment...................    $ 4,932,000
                  Furniture and fixtures....................        131,000
                  Leasehold improvements....................        634,000
                                                               ------------
                                                                $ 5,697,000
                                                               ============


Depreciation expense for the years ended March 31, 2000 and March 31, 2001 were $763,000 and $940,000, respectively.

Included within property and equipment is $846,000 of assets under capital leases for which $134,000 of accumulated depreciation has been charged.

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

Due to the loss in fiscal 2000 and fiscal 2001, the effect of outstanding options was not included as the effect would be anti-dilutive.

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

     BUSINESS SEGMENTS

     The Company operates as one reportable business segment. The Company designs, manufactures, and markets amplifiers and related products for the global wireless communications industry including, cellular, wireless telephony, microwave integrated circuits, broadband wireless access, personal communications services, wireless messaging, and optical communications. The revenues earned by each market category are as follows:


(DOLLARS IN THOUSANDS)
                                                                            YEAR ENDED MARCH 31,
                                                              -----------------------------------------------
                                                                     2000                      2001
                                                              ----------------------   ----------------------
Revenues
Cellular and wireless telephony.............................. $   5,431        68.9%     $1,148       22.7%
PCS and wireless messaging..................................      1,713        21.8       2,628       51.8
MIC and other...............................................        733         9.3       1,295       25.5
                                                              ---------       -----    --------    -------
Total net sales.............................................      7,877       100.0       5,071      100.0

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable - related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

     ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2000 and 2001 were $67,000 and $87,000, respectively.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

3.   DEBT AND LEASE COMMITMENTS

     BANK LINE OF CREDIT

     In November 2000, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (9.00% at March 31, 2001). This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. As of March 31, 2001, there was $143,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. In connection with the renewal of the line of credit, the Company issued the bank a warrant to purchase 27,429 shares of common stock at a price of $2.1875 per share. This warrant expires on November 9, 2007.

     CAPITAL AND OPERATING LEASE OBLIGATIONS

     The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2003. Total rent expense under these operating leases was approximately $155,000 and $159,000 during the years ended March 31, 2000 and 2001, respectively. Included in property and equipment is approximately $846,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases which expire through January, 2006. The effective interest rate for these leases range from 8.6% to 15.0%.

     Total minimum lease payments under the above leases are as follows:


                                                                Capital       Operating
                                                                 Leases         Leases          Total
                                                                --------       ---------     ----------
     Year ending March 31,
         2002.............................................     $ 241,000       $ 164,000     $  405,000
         2003.............................................       202,000         171,000        373,000
         2004.............................................       140,000          15,000        155,000
         2005.............................................        96,000              --         96,000
         Thereafter.......................................        45,000              --         45,000
                                                                --------       ---------     ----------
                                                                 724,000       $ 350,000     $1,074,000
     Less--Amount representing interest....................     (127,000)      =========     ==========
                                                                ---------
     Present value of minimum lease payments..............       597,000
     Less--Current portion.................................     (185,000)
                                                                ---------
                                                               $ 412,000
                                                                =========


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

     The Company recorded a provision for income taxes for the year ended March 31, 2001 due to the increase in valuation allowance.


Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2000 and 2001 are as follows:


                                                                MARCH 31,                     MARCH 31,
                                                                  2000                          2001
                                                      --------------------------    -------------------------
                                                         AMOUNT          PERCENT      AMOUNT         PERCENT
                                                      ------------      --------    ------------     --------
Income tax at statutory federal rate ...........      $  (570,000)       (34.0%)    $(2,316,000)       (34.0%)

State income taxes, net of federal
income tax .....................................               --           --               --           --

Effect of permanent differences ................            6,000          0.4            4,000          0.5
Change in valuation allowance ..................          913,000         54.4        3,018,000         54.5
Other ..........................................         (349,000)       (20.8)        (418,000)       (18.0)
                                                      ------------      --------    ------------     --------
                                                      $         0          0.0%     $   288,000         (4.0%)
                                                      ============      ========    ============     ========

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     A detail of the Company's deferred tax asset as of March 31, 2001 follows:

         Inventory reserves.............................     $   358,000
         Allowance for doubtful accounts................          22,000
         Accrued vacation...............................          32,000
         Accrued bonus..................................          41,000
         Accrued warranty and customer support..........          12,000
         Other..........................................           6,000
         General tax credit carryforwards...............         504,000
         Net operating loss carryforwards...............       3,701,000
         Depreciation...................................          69,000
                                                              ----------
                                                               4,745,000
         Valuation allowance............................      (4,745,000)
                                                              ----------
                                                             $         0
                                                              ===========

      As of March 31, 2001, the Company had federal net operating loss carryforwards of approximately $9.6 million, expiring at various dates though 2021.


5.   STOCKHOLDERS' EQUITY

     STOCK OPTION PLAN

     The Company's Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 1,596,586 shares of common stock for periods not to exceed 10 years. Options typically vest 25% after one year from the date of grant with remaining options vesting at a rate of 25% per year thereafter. Options may be granted to employees, officers, directors and consultants. Activity under this plan is as follows:


                                                          WEIGHTED
                                       NUMBER OF          AVERAGE
                                        SHARES          EXERCISE PRICE
                                       ---------        --------------
Outstanding at March 31, 1999           451,092           $   3.74

Granted .....................           268,000               1.96
Exercised ...................           (55,127)              2.10
Canceled ....................           (55,413)              3.27
                                      ----------
Outstanding at March 31, 2000           608,552               3.07

Granted .....................           377,000               1.98
Exercised ...................            (1,750)              1.22
Canceled ....................          (392,645)              2.62
                                      ----------
Outstanding at March 31, 2001           591,157           $   2.75
                                      ==========


     The weighted average fair value for options granted during each year was $1.81 and $1.54 for fiscal 2000 and fiscal 2001, respectively.

     The number of common stock options available for grant as of each year were 115,279 for fiscal 2000 and 630,924 for fiscal 2001.

     Options outstanding at March 31, 2000 and related weighted average price and life information is as follows:


                                              WEIGHTED             TOTAL
                             TOTAL            AVERAGE            WEIGHTED                               WEIGHTED
  RANGE OF EXERCISE         OPTIONS        REMAINING LIFE         AVERAGE            OPTIONS             AVERAGE
        PRICES            OUTSTANDING         (YEARS)         EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
----------------------- ---------------- ------------------- ------------------ ------------------- ------------------
    $1.00 - $ 1.94         346,875              7.9                $ 1.31              59,688            $ 1.20
    $1.95 - $ 2.81          63,500              8.9                $ 2.56               8,750            $ 2.09
    $2.82 - $ 3.88          96,750              7.3                $ 3.35              19,750            $ 3.70
    $3.89 - $ 6.67          60,532              6.4                $ 5.77              40,399            $ 5.96
    $6.68 - $15.75          23,500              4.0                $13.88              22,625           $ 14.10
    -----------------     --------            -----                ------            --------           -------
    $1.00 - $15.75         591,157              7.6                $ 2.75             151,212            $ 4.78

      As of March 31, 2000, there were 111,488 options exercisable with a weighted average exercise price of $6.02.

     As permitted by SFAS 123, the Company continues to apply the accounting rules of APB 25 and FIN 44 governing the recognition of compensation expense from its Stock Incentive Plan. Such accounting rules measure compensation expense on the first date at which both the number of shares and the exercise price are known. Under the Company's plan, this would typically be the grant date. To the extent that the exercise price equals or exceeds the market value of the stock on the grant date, no expense is recognized. As options are generally granted at exercise prices not less than the fair market value on the date of grant, no compensation expense is recognized under this accounting treatment in the accompanying statements of operations.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                                                                2000              2001
                                                              --------          --------
     Expected life (years)...................................    10                10
     Dividend yield..........................................    --                --


     The interest rate range is 5.3% - 6.2% and the volatility is 100%. The estimated stock-based compensation cost calculated using the assumptions totaled $481,000 and $284,000 in fiscal 2000 and fiscal 2001, respectively. This would result in a pro forma net loss resulting from the increased compensation cost of $2,158,000, or $(0.34) per diluted share in fiscal 2000, and pro forma net loss of $7,384,000, or $(1.07) per diluted share in fiscal 2001. The effect of stock-based compensation on the net loss for fiscal 2000 and 2001 may not be representative of the effect on pro forma net income (loss) in future years because compensation expense related to grants made prior to fiscal 1997 is not considered.

     WARRANTS

     In connection with the initial public offering in December 1995, the Company sold the underwriters five-year warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $6.40 per common share. The warrants expired December 2000 unexercised.

     In connection with the renewal of the Company's Line of Credit facility through Silicon Valley Bank, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company's common stock at $2.1875 per common share and have recorded a charge of $59,000 as shown on the statements of stockholders equity in the financial statements. This warrant expires in November 2007. As of March 31, 2001, none of the shares related to this warrant have been exercised.

     In connection with the private placement of $500,000 by a group of investors led by Jacob Inbar, the Company issued warrants to the non-employee investors to purchase a total of 40,000 shares of the Company's common stock at a price of $1.125. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March, 2006.

     STOCK REPURCHASE PROGRAM

     In August 1998, the Company announced that its board of directors authorized a stock repurchase program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the repurchase program were bought from time to time in the open market and are held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 in fiscal year 1999. For the year ended March 31, 2001, the Company did not repurchase any shares in open market transactions.

6.    EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no matching contribution for the years ended March 31, 2000 and 2001. In year ended March 31, 2000, the Company approved a discretionary contribution of $57,900. However, it has not been paid and has been accrued on the Company's balance sheet. Additionally, no discretionary contributions were made for year ended March 31, 2001.

7.   SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In connection with the Company's new management team in February 2001 and their new marketing strategies, the Company recorded an expense of $1,389,000 in the fourth quarter of 2001 relating to the write-down of inventory. In addition, the Company also recorded a charge of $337,000 for the difference between the book inventory and the physical inventory at the year end.

8.   LEGAL PROCEEDINGS

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

9.   SUBSEQUENT EVENTS

     The Company was notified by Nasdaq on April 16, 2001 that its stock had failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the 30 consecutive trading days prior to the notice as required by the Nasdaq Market under Marketplace Rule 4450(a)(2). On May 2, 2001 AML was notified by Nasdaq that its common stock had failed to maintain a minimum bid price of $1.00 over the 30 consecutive trading days prior the notice as required by the Nasdaq Market under Marketplace rule 4450(a)(5). The Company has been given ninety (90) days from the date of each notice to comply with each of the minimum requirements of the above rules or Nasdaq will notify the Company that its securities will be delisted. If Nasdaq, in its discretion, decides to delist our common stock, the Company would have the right to appeal that decision, however, the Company cannot assure that such an appeal would be successful. If AML's common stock is delisted, then the Company may apply for listing on the Nasdaq SmallCap Market, subject to Nasdaq's approval. If AML's common stock is not approved for trading on the Nasdaq SmallCap Market, then the Company's common stock may trade only in the secondary markets in the so-called "pink sheets" or Nasdaq's "OTC Bulletin Board." Delisting from the Nasdaq National Market could adversely affect the liquidity and price of the Company's common stock and it could have a long-term adverse impact on our ability to raise capital in the future. The Company intends to take whatever actions necessary to attain the requirements on the Nasdaq National Market, however, no assurances can be that it will be successful in maintaining its current listing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 1, 2001, a report on Form 8-K dated April 25, 2001 was filed under
Item 4 to report a change in the Company's Certifying Accountant. Specifically, AML wished to dismiss Arthur Andersen LLP effective April 25, 2001, in order to reduce costs. The decision to dismiss Arthur Andersen LLP was approved by the Company's

Board of Directors. On April 25, 2001 the Company also engaged Singer Lewak Greenbaum & Goldstein, LLP to be our Certifying Accountant. A response to the filing of Form 8K by Arthur Andersen, LLP has been incorporated by reference.

                                 PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The Board of Directors consists of seven directors divided into three classes serving staggered three-year terms. The following table sets forth certain information with respect to the executive officers and directors of the
Company:


NAME                         AGE     POSITION                                                TERM EXPIRES
----                         ---     --------                                                ------------
Jacob Inbar                  52      Chairman of the Board, President and Chief              2003
                                     Executive Officer

Tiberiu Mazilu               55      Vice President, Engineering and Director                2002

Edwin J. McAvoy              57      Secretary, Vice President, Sales                        2001
                                     and Director
David A. Derby               60      Director                                                2003
Richard W. Flatow            60      Director                                                2002
Gerald Starek                60      Director                                                2001
Fred Sturm                   43      Director                                                2001

     All officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any directors or officers of the Company.

     JACOB INBAR is a co-founder of the Company, has been a Director since its inception and has been the Company's Chairman of the Board of Directors since December 1995. Mr. Inbar has held the positions of President and Chief Executive Officer since February 2001 and previously held these positions from the Company's inception until February 1999. Mr. Inbar holds a B.S. in Electrical Engineering from Ben Gurion University, Israel and an M.B.A. from California Lutheran University.

     TIBERIU MAZILU, PH.D. is a co-founder of the Company and has served as its Vice President of Engineering since February 2001 and as a Director since March 2001. Dr. Mazilu previously served as the Company's Technical Fellow from March 2000 until February 2001, as Vice President, Engineering from February 1999 to March 2000, as Vice President, Custom Products and Director from January 1987 to February 1999. Dr. Mazilu served as the Company's Chairman of the Board from January 1987 until September 1995. Dr. Mazilu holds a Ph.D. in Electrical Engineering, with a specialty in electromagnetics, from the University of California, Los Angeles.

     EDWIN J. MCAVOY is a co-founder of the Company and has served as its VicePresident, Sales and Marketing and as a Director since March 2001. Mr. McAvoy previously served as the Company's VicePresident, Sales and Marketing and as a Director from November 1986 until February, 1999 and then as Director of Custom Programs from March 1999 to September 2000. Mr. McAvoy holds a B.S. degree in Applied Engineering from Technical College, Grimsby, England.

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

     GERALD M. STAREK has been a Director of the Company since March 1999, and has served as a Director of Advanced Energy Industries, Inc. since 1998 (NASDAQ:
AEIS). From 1993 to 1995, Mr. Starek served on the Board of Directors of Systems Chemistry, Inc., a privately held company that was purchased in 1995 by SubMicron Systems, Inc.. Previously, Mr. Starek served as President, Chief Executive Officer and Chairman of the Silicon Valley Group, a supplier of automated wafer processing equipment for the semiconductor industry that he founded in 1977.

     FRED M. STURM has been Chief Executive Officer, President and Director of California Amplifier, Inc. (NASDAQ: CAMP) since August 1997. From 1990 to 1997, Mr. Sturm was President of Chloride Power Systems (USA), and Managing Director of Chloride Safety, Security, and Power Conversion (UK), both of which are part of Chloride Group, PLC (LSE: CHLD). From 1979 to 1990, he held a variety of general management positions with M/A-Com and TRW Electronics, which served RF and microwave markets.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of Common Stock by dates established under the Act and also requires that the Company disclose in this annual report on Form 10-KSB any non-compliance with those requirements during the fiscal year ended March 31, 2001. Based solely upon a review of reports delivered to the Company for fiscal 2001, all Section 16(a) filing requirements were satisfied.


ITEM 10.   EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on September 12, 2001.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2001 Annual Meeting of the Stockholders to be held on September 12, 2001.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      In March, 2001, the Company agreed to a private placement in the form of an equity investment worth $500,000 to a group of investors led by Mr. Jacob Inbar, the Company's President and Chief Executive Officer. Under the terms of the agreement, the common stock will be priced at $0.812 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group will receive warrants for 40,000 shares priced at $1.125, the closing price on March 13, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March, 2006.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following are attached as Exhibits to this Form 10-KSB:

            3.1     Articles of Incorporation(1)
            3.2     Bylaws(1)
           10.1     AML Communications, Inc. Stock Incentive Plan(1)
           10.2     Form of Incentive Stock Option Agreement(1)
           10.3     Form of Non-employee Director Incentive Stock Option Agreement(1)
           10.4     Incentive Stock Option Agreement, dated August 1, 1994,
                    between the Company and Jacob Inbar.(7)
           10.5     Stock Option Agreement, dated December 15, 1995, between the
                    Company and David A. Derby.(7)
           10.6     Stock Option Agreement, dated August 28, 1996, between the
                    Company and David A. Derby.(7)
           10.7     Stock Option Agreement, dated December 15, 1995, between the
                    Company and Richard W. Flatow.(7)
           10.8     Stock Option Agreement, dated August 28, 1996, between the
                    Company and Richard W. Flatow.(7)
           10.9     Incentive Stock Option Agreement, dated April 28, 1997,
                    between the Company and Kirk A. Waldron.(7)
           10.10    Form of Indemnity Agreement(1)
           10.11    Standard offer, Agreement and Escrow Instructions for
                    Purchase of Real Estate dated January 30, 1996, between the
                    Company and Parr-Bohn Properties, Ltd. II, a California
                    Limited Partnership(2)
           10.12    Lease, dated March 11, 1996, between the Company and
                    Parr-Bohn Properties, Ltd. II, a California Limited
                    Partnership(3)
           10.13    Business Loan Agreement dated August 2, 1996, between the
                    Company and Bank of America National Trust and Savings
                    Association (4)
           10.14    Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings
                    Association(4)
           10.15    Amendment No. 1 dated September 2, 1997 to Business Loan
                    Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association(5)
           10.16    Stock Incentive Plan of AML Communications, Inc., as Amended
                    and Restated on June 24, 1998 (6)
           10.17    Form of amended Non-employee Director Stock Option
                    Agreement. (6)
           10.18    Amendment No. 2 dated September 1, 1998 to Business Loan
                    Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association. (6)
           10.19    Change in Control Agreement dated August 25, 1998 between
                    the Company and Kirk A. Waldron.(8)
           10.20    Employment Agreement dated February 23, 1999 between the
                    Company and Jacob Inbar.(8)
           10.21    Employment Agreement dated February 23, 1999 between the
                    Company and Tiberiu Mazilu (8)
           10.22    Employment Agreement dated February 23, 1999 between the
                    Company and Edwin J. McAvoy.(8)
           10.23    Loan and Security Agreement dated October 26, 1999 between the Company and Silicon Valley Bank. (9)
           10.24    Intellectual Property Security Agreement.(9)
           10.25    Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (10)
           10.26    Intellectual Property Security Agreement dated November 10,
                    2000 between the Company and Silicon Valley Bank. (10)
           10.27    Warrant to purchase stock dated November 9, 2000 between the
                    Company and Silicon Valley Bank. (10)
           10.28    Change in Control Agreement dated December 20, 2000 between the Company and Karl R. Brier. (11)
           10.29    Change in Control Agreement dated December 20, 2000 between the Company and Scott T. Behan. (11)
           10.30    Change in Control Agreement dated December 20, 2000 between the Company and Kevin W. Pietramala. (11)
           10.31    Settlement and Release Agreement dated January 17, 2001
                    between the Company and Jacob Inbar. (11)




           10.32 Copy of letter from Arthur Andersen LLP to the Securities and Exchange Commission (12)
           23.1     Consent of Singer Lewak Greenbaum & Goldstein, LLP
           23.2     Consent of Arthur Andersen, LLP
          (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No.
                    33-99102-LA and incorporated herein by reference
          (2) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996 and incorporated herein by reference
          (3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference
          (4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
          (5) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1997 and incorporated herein by reference.
          (6) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.
          (7) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1998 and incorporated herein by reference.
          (8) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1999 and incorporated herein by reference
          (9) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.
          (10) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.
          (11) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference
          (12) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8K dated May 1, 2001 and incorporated herein by reference
          + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB


(b)      Reports on Form 8-K

         1. On May 1, 2001, a report on Form 8-K dated April 25, 2001 was filed under Item 4 to report a change in the Company's certifying accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:       /s/ Jacob Inbar                            Dated:      June 29, 2001
     -----------------------------                         -------------------
              Jacob Inbar
    President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                Title                            Date
------------------------------              -----------------------             -------------------
     /s/  Jacob Inbar                       President, Chief                    June 29, 2001
--------------------------------            Executive Officer and
     Jacob Inbar                            Chairman of the Board


     /s/ Tiberiu Mazilu                     Vice President-Engineering          June 29, 2001
--------------------------------            and Director
     Tiberiu Mazilu


     /s/  Edwin J. McAvoy                   Secretary, Vice                     June 29, 2001
--------------------------------            President-Sales,
     Edwin J. McAvoy                        and Director


    /s/  David A. Swoish                    Director of Finance                June 29, 2001
--------------------------------            Chief Accounting Officer
      David A. Swoish


      /s/  David A. Derby                   Director                           June 29, 2001
--------------------------------
     David A. Derby


      /s/  Richard W. Flatow                Director                           June 29, 2001
--------------------------------
    Richard W. Flatow


     /s/ Gerald M Starek                    Director                           June 29, 2001
--------------------------------
    Gerald M. Starek


     /s/ Fred Sturm                         Director                           June 29, 2001
--------------------------------
        Fred Sturm

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                                      DESCRIPTION
   ------                                      -----------
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

   10.21 Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu,(8)

   10.22 Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.(8)

   10.23       Loan and Security Agreement dated October 26, 1999 between the
               Company and Silicon Valley Bank. (9)

   10.24       Intellectual Property Security Agreement.(9)

   10.25       Loan and Security Agreement dated November 10, 2000 between the
               Company and Silicon Valley Bank. (10)

   10.26       Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (10)

   10.27 Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (10)

   10.28       Change in Control Agreement dated December 20, 2000 between the
               Company and Karl R. Brier. (11)

   10.29       Change in Control Agreement dated December 20, 2000 between the
               Company and Scott T. Behan. (11)

   10.30       Change in Control Agreement dated December 20, 2000 between the
               Company and Kevin W. Pietramala. (11)

   10.31 Settlement and Release Agreement dated January 17, 2001 between the Company and Jacob Inbar. (11)

   10.32       Copy of letter from Arthur Andersen LLP to the Securities &
               Exchange Commission. (12)

   23.1        Consent of Singer Lewak Geeenbaum & Goldstein, LLP

   23.2        Consent of Arthur Andersen LLP

--------------

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

               (10) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

               (11) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference.

               (12) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8K dated May 1, 2001 and incorporated herein by reference