Form 10QSB
period 2001-06-30
AML COMMUNICATIONS INC
filed 2001-08-09
CIK 1003640

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2001 or

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



                                 (805) 388-1345
                        ---------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 30, 2001:        7,046,889


Transitional Small Business Disclosure Format: Yes      No  X
                                                   ---     ---

Number of pages in this Form 10-QSB   13

                                AML COMMUNICATIONS, INC.

                                        INDEX



                                                                                         PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets (unaudited) at June 30, 2001 and March 31, 2001                   3

          Statements of Operations (unaudited) for the three month periods ended           4
          June 30, 2001 and June 30, 2000

          Statements of Cash Flows (unaudited) for the three month periods ended           5
          June 30, 2001 and June 30, 2000

          Notes to the Financial Statements                                                6

Item 2.   Management's Discussion and Analysis of                                          7
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                12

          SIGNATURES                                                                      13


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                             AML COMMUNICATIONS, INC.
                                                  BALANCE SHEETS
                                                    (UNAUDITED)



                                                                                               JUNE 30,               MARCH 31,
                                                                                                2001                    2001
                                                                                          -----------------        ---------------
                                                                                             (UNAUDITED)              (AUDITED)
ASSETS
------
Current Assets:
     Cash and cash equivalents                                                               $    390,000           $    860,000
     Accounts receivable, net of allowance for doubtful accounts of
       $57,150 at June 30, 2001 and March 31, 2001                                                860,000                740,000
     Inventories, net                                                                             996,000              1,138,000
     Other current assets                                                                         186,000                345,000
                                                                                          -----------------        ---------------
         Total current assets                                                                   2,432,000              3,083,000
                                                                                          -----------------        ---------------

Property and Equipment, at cost:                                                                5,646,000              5,697,000
     Less - Accumulated depreciation and amortization                                          (3,949,000)            (3,828,000)
                                                                                          -----------------        ---------------
                                                                                                1,697,000              1,869,000

Other Assets                                                                                      121,000                118,000
                                                                                          -----------------        ---------------
                                                                                             $  4,250,000           $  5,070,000
                                                                                          =================        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                                                                        $    596,000           $  1,438,000
     Line of credit                                                                               309,000                143,000
     Current portion of capital lease obligations                                                 232,000                185,000
     Accrued expenses:
         Accrued payroll and payroll related expenses                                             195,000                285,000
         Other accrued liabilities                                                                145,000                318,000
                                                                                          -----------------        ---------------
              Total current liabilities                                                         1,477,000              2,369,000
                                                                                          -----------------        ---------------

Capital Lease Obligations, net of current portion                                                 433,000                412,000
                                                                                          -----------------        ---------------

Stockholders' Equity:
     Preferred stock, $.01 par value:
       1,000,000 shares authorized; no shares issued or outstanding                                    --                     --
     Common stock, $.01 par value:
       15,000,000 shares authorized; 7,046,889 shares issued and 6,932,389
           shares outstanding at June 30, 2001 and at March 31, 2001                               69,000                 69,000

     Capital in excess of par value                                                            10,036,000             10,036,000
     Treasury stock-114,500 shares, at cost                                                      (223,000)              (223,000)
     Accumulated deficit                                                                       (7,542,000)            (7,593,000)
                                                                                          -----------------        ---------------
                                                                                                2,340,000              2,289,000
                                                                                          -----------------        ---------------
                                                                                             $  4,250,000           $  5,070,000
                                                                                          =================        ===============


      The accompanying notes are an integral part of these financial statements.

                                         AML COMMUNICATIONS, INC.
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)



                                                                                     THREE MONTHS ENDED
                                                                             ----------------------------------
                                                                                JUNE 30,            JUNE 30,
                                                                                  2001               2000
                                                                             --------------     ---------------
Net sales                                                                     $ 1,854,000        $ 1,547,000
Cost of goods sold                                                              1,136,000          1,066,000
                                                                             --------------     ---------------
     Gross profit                                                                 718,000            481,000

Operating expenses:
     Selling, general and administrative                                          276,000            618,000
     Research and development                                                     368,000            665,000
                                                                             --------------     ---------------
                                                                                  644,000          1,283,000
                                                                             --------------     ---------------

Operating income (loss)                                                            74,000           (802,000)

Other (expense) income, net                                                       (23,000)            23,000
                                                                             --------------     ---------------
Income (loss) before provision for income taxes                                    51,000           (779,000)
Provision for income taxes                                                             --                 --
                                                                             --------------     ---------------

Net income (loss)                                                             $    51,000        $  (779,000)
                                                                            ===============     ===============

Basic and diluted earnings (loss) per common share                            $      0.01        $    ( 0.12)
                                                                            ===============     ===============
Basic and diluted weighted average number of shares of
    Common stock outstanding                                                    6,932,000          6,316,000
                                                                            ===============     ===============



      The accompanying notes are an integral part of these financial statements.

                                         AML COMMUNICATIONS, INC.
                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                      -----------------------------------
                                                                          JUNE 30,            JUNE 30,
                                                                            2001               2000
                                                                      ---------------    ----------------
Cash Flows from Operating Activities:
     Net profit (loss)                                                  $    51,000        $  (779,000)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
              Depreciation and amortization                                 201,000            215,000
              Changes in assets and liabilities:
                  Decrease (increase) in:
                      Accounts receivable                                  (120,000)           223,000
                      Inventories                                           141,000           (281,000)
                      Other current assets                                  159,000             30,000
                      Other assets                                           (3,000)          (190,000)
                  Increase (decrease) in:
                      Accounts payable                                     (704,000)           319,000
                      Accrued expenses                                     (264,000)          (103,000)
                                                                      ---------------    ----------------
Net cash used in operating activities                                      (539,000)          (566,000)
                                                                      ---------------    ----------------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                    (28,000)          (160,000)
                                                                      ---------------    ----------------
Net cash used in investing activities                                       (28,000)          (160,000)
                                                                      ---------------    ----------------

Cash Flows from Financing Activities:
     Exercise of stock options                                                   --              1,000
     Proceeds from line of credit                                           166,000
     Principal payments on capital lease obligations                        (69,000)           (19,000)
                                                                      ---------------    ----------------
Net cash from (used in) financing activities                                 97,000            (18,000)
                                                                      ---------------    ----------------
Net Decrease in Cash and Cash Equivalents                                  (470,000)          (744,000)
Cash and Cash Equivalents, beginning of period                              860,000          4,659,000
                                                                      ---------------    ----------------
Cash and Cash Equivalents, end of period                                $   390,000        $ 3,915,000
                                                                      ===============    ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                       $    36,000        $     8,000
                                                                      ===============    ================
         Income taxes                                                            --        $   190,000
                                                                      ===============    ================
Non-cash transactions:
         Debt incurred to purchased property and equipment              $   137,000        $    47,000
                                                                      ===============    ================





      The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1.       BASIS OF PRESENTATION

         AML Communications, Inc. (the "Company") is a designer, manufacturer, and marketer of amplifiers and related products that address the wireless, defense microwave and optical communications markets.

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three-month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 2001 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

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

3.       INVENTORIES

         Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                     JUNE 30, 2001          MARCH 31, 2001
                                     -------------          --------------
                                      (UNAUDITED)              (AUDITED)
                Raw materials         $   681,000             $   865,000
                Work-in-process           196,000                 186,000
                Finished goods            119,000                  87,000
                                      -----------             -----------
                                      $   996,000             $ 1,138,000
                                      ===========             ===========


4.       CAPITAL LEASES

         In April 2001, the Company entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396 commencing in April 2001 and at an annual interest rate of 9.4%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words "expects" "anticipates" and "estimates" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company include, but are not limited to:

     o our ability to finance our activities and maintain our financial liquidity;
     o   our ability to attract and retain qualified, knowledgeable employees;
     o   the impact of general economic conditions on our business;
     o   reductions or cancellations in orders from new or existing customers;
     o   the limited number of potential customers for our products;
     o   the variability in gross margins on our new products;
     o   our ability to design new products successfully;
     o   our failure to acquire new customers in the future;
     o the continued or new deterioration of business and economic conditions in our customers' marketplaces;
     o intensely competitive industry conditions with increasing price competition; and
     o   the rate of growth in the wireless and MIC communications market.

Please read the factors set forth in "Additional Factors That May Affect Future Results" and other risks detailed in the Company's Securities and Exchange Commission filings. AML Communications, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         NET SALES. Net sales for the three months ended June 30, 2001 were $1.9 million compared to net sales of $1.5 million in the three months ended June 30, 2000, an increase of 20%. The increase in net sales is largely attributable to greater shipments of our MIC amplifier products (defense microwave and optical) which contributed $771,000, or 41.6% of net sales for the three months ended June 30, 2001, compared to $255,000, or 16.5% of net sales for the three months ended June 30, 2000. The increase in sales of MIC products is the result of our decision in January 2000 to re-enter and aggressively penetrate this market and the initiation of our first volume shipments of products to customers in the electro-optical market. Overall, net sales for PCS and wireless messaging in the three months ended June 30, 2001 were $869,000, or 46.9% of net sales, compared to $721,000, or 46.6% of net sales, for the three months ended June 30, 2000. Sales of PCS and wireless messaging products increased due to the fulfillment of a single contract during the quarter ended June 30, 2001. These increases in sales were offset by decrease in sales of the Company's cellular products, which contributed $209,000, or 11.3% of net sales, for the three months ended June 30, 2001, compared to $542,000, or 35.0% of net sales for the three months ended June 30, 2000. This decrease can be attributed to our decision to focus future product development in other, non-cellular markets, such as PCS/wireless messaging, MIC and electro-optical. Net sales from other products were $5,000 and $29,000 for the three-month periods ending June 30, 2001 and June 30, 2000, respectively.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2001 was $718,000 or 38.7% of net sales, compared to $481,000, or 31.1% of net sales, for the three months ended June 30, 2000. Gross profit increased as a result of higher shipment levels, recently renegotiated favorable contract terms with our customers, and the effects of our new management's cost cutting policies. We expect pressure on selling prices in the wireless markets to continue in fiscal 2002.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs for the three months ended June 30, 2001, were $276,000, or 14.9% of net sales, compared to $618,000, or 39.9% of net sales, for the three months ended June 30, 2000. The decrease is attributable to lower labor and benefit related costs due to the reduction in workforce in these departments, lower legal and investor relations fees, and reduced commission expense due to the restructuring of commission rates earned by third party sales representatives.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the three months ended June 30, 2001 were $368,000, or 19.8% of net sales, compared to $665,000, or 43.0% of net sales, for the three months ended June 30, 2000. The decrease is primarily due to lower material and labor costs on fewer research and development projects in the current quarter ended June 30, 2001. Research and development projects were reduced by the completion of the development of products, by the termination of programs seen unprofitable during the current quarter, and by the reduction in new, customer-driven product research given current economic conditions in the wireless market. We believe investment in the development of a broad-based product line will increase research and development costs in future quarters.

         OTHER INCOME, NET. Other expense for the three months ended June 30, 2001 was $23,000 compared to other income of $23,000 for the three months ended June 30, 2000. The decrease is due mainly to an increase in interest expense related to the addition of capital leases during fiscal 2001 and to a decrease in interest income on lower average invested funds.

         PROVISION FOR INCOME TAXES. For both the three months ended June 30, 2001 and June 30, 2000, we recorded no provision for or benefit from income taxes. We did not record a provision for taxes for the first quarter of fiscal 2002 as the tax effect on the income will be mitigated by the utilization of loss carry-forwards. Although we recorded a net loss for the three months ended June 30, 2000, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits.

         NET LOSS. For the reasons set forth above, we generated net income in the first quarter of fiscal 2002 of $51,000, compared to a net loss of $779,000 in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December, 1995, we completed an initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production, new product development and sales. The net proceeds of the initial public offering have also been used to maintain inventory and working capital balances.

         On August 10, 1998, we announced that our board of directors had authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. We repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. We have not repurchased any additional shares subsequent to fiscal 1999.

         In November 2000, we renewed our line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (7.75% at June 30, 2001). This line of credit is secured by substantially all of the Company's assets and expires on November 9, 2001. As of June 30, 2001, there was $309,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. In connection with the renewal of the line of credit, we issued the bank a warrant to purchase 27,429 shares of common stock at a price of $2.1875 per share and we have recorded a charge of $59,000 in the statement of stockholders equity in the financial statements. This warrant expires on November 9, 2007.

         In April 2001, we entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396 commencing in April 2001 and at an annual interest rate of 9.4%.

         At June 30, 2001, we had $390,000 in cash and cash equivalents. Our operating activities used cash of approximately $539,000 in first quarter of fiscal 2002, primarily as a result of the reduction of accounts payable balances. Our capital expenditures of $28,000 for first quarter of fiscal 2001 were primarily for manufacturing test equipment.

         Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of our fiscal year ended March 31, 2001, in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB. For the year ended March 31, 2001, we incurred a net loss of $7.1 million, negative cash flows from operations of approximately $3.0 million and an accumulated deficit of $7.6 million. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

         Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and maintaining our current profitable operations are dependent our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

         In March, 2001, the Company closed a private placement in the form of an equity investment worth $500,000 to a group of investors led by Mr. Jacob Inbar, the Company's President and Chief Executive Officer. Under the terms of the agreement, the common stock will be priced at $0.812 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group will receive warrants for 40,000 shares priced at $1.125, the closing price on March 13, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March, 2006

         We believe that funds provided from the private placement and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of June 30, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include:

     o industry-specific factors (including the reliance upon continued growth of the wireless, MIC and optical communications markets, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);
     o our ability to timely develop and produce commercially viable products at competitive prices;
     o the ability of our products to operate and be compatible with base station equipment of various OEMs;
     o our ability to produce products which meet the quality standards of both existing and potential new customers;
     o   our ability to accurately anticipate customer demand;
     o our ability to manage expense levels, the availability and cost of components;
     o our ability to finance our activities, maintain our financial liquidity; and
     o the impact of worldwide economic and political conditions on our business.

     On July 17, 2001 we received notification of a Nasdaq Staff Determination indicating that we had failed to comply with the minimum market value of public float requirement for continued listing as required by Marketplace Rule 4450(a)(2), and that its securities are therefore subject to delisting from The Nasdaq National Market. Nasdaq Listing Qualifications Staff have also requested that we address two other Nasdaq Marketplace Rules that we are not currently in compliance with, specifically, the minimum net tangible assets and minimum bid price of $1.00 requirements of Nasdaq Marketplace Rules 4450(a)(3) and 4450(a)(5) respectively. As permitted by Nasdaq rules, we have requested a hearing before the Nasdaq Listings Qualifications Panel to review the Staff's determination The date for the hearing has been set for Friday, Aug. 31, 2001. Our securities will continue to be listed pending the Panel's decision, however, there can be no assurance that the Panel will grant our request for continued listing. If our appeal of the delisting order is not successful, we may apply for listing on the Nasdaq SmallCap Market, subject to Nasdaq's approval. If we are unsuccessful in obtaining listing on the Nasdaq SmallCap Market, then our common stock may trade only in the secondary markets in the so-called "pink sheets" or Nasdaq's "OTC Bulletin Board". Delisting from the Nasdaq National Market could adversely affect our liquidity and price of our common stock and it could have a long term adverse impact on our ability to raise capital in the future. We intend to take whatever actions necessary to attain the requirements on the Nasdaq National Market, however we cannot assure you that we will be successful in maintaining our current listing.

     For the year ended March 31, 2001, we incurred a net loss of $7.1 million, negative cash flows from operations of approximately $3.0 million and an accumulated deficit of $7.6 million. The auditors considered these factors to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and maintaining our current profitable operations are dependent our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

     We believe that funds provided from the private placement and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of June 30, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. We cannot assure you that we will be able successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

     Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions. However, as we expand further into foreign markets, we may experience greater risk associated with general business, political and economic conditions in those markets. At such time, we may seek to lessen our exposure through currency hedging transactions. We cannot assure you that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of the Company's products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations and financial condition.

     We experience significant price competition and expect price competition in the sale of our products to remain intense. We cannot assure you that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than we do and have, or could have, greater name recognition and market acceptance of their products and technologies.

     We receive periodic order forecasts from our major customers who have no obligation to purchase the forecasted amounts. Nevertheless, we maintain significant work in process and raw materials inventory, as well as increased levels of technical production staff to meet order forecasts and/or management's projections. To the extent our major customers purchase less than the forecasted amounts, we will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence, and we will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce our liquidity and could have a material adverse effect on our business, results of operations and financial condition.

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

                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

            None

(b)         Reports on Form 8-K

            The Company filed no current Reports on Form 8-K during the quarter ended June 30, 2001.

                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AML Communications, Inc.



Date:    August 9, 2001                      /s/ David A. Swoish
                                             -------------------
                                             David A. Swoish
                                             Director of Finance