Form 10QSB
period 2001-09-30
AML COMMUNICATIONS INC
filed 2001-11-08
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number:            0-27252

AML COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0130894

(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Avenida Acaso Camarillo, California	93012

(Address of principal executive offices)	(Zip Code)

(805) 388-1345

(Issuer’s telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No   [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2001: 7,244,909

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

Number of pages in this Form 10-QSB 16

AML COMMUNICATIONS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AML COMMUNICATIONS, INC.
BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2001	2001

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$266,000	$860,000
Accounts receivable, net of allowance for doubtful accounts of $152,150 at September 30, 2001 and $57,150 at March 31, 2001	1,012,000	740,000
Inventories, net	1,047,000	1,138,000
Other current assets	244,000	345,000

Total current assets	2,569,000	3,083,000

Property and Equipment, at cost:	5,261,000	5,697,000
Less — Accumulated depreciation and amortization	(3,696,000)	(3,828,000)

	1,565,000	1,869,000
Other Assets	108,000	118,000

	$4,242,000	$5,070,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$573,000	$1,438,000
Line of credit	390,000	143,000
Current portion of capital lease obligations	216,000	185,000
Accrued expenses:
Accrued payroll and payroll related expenses	160,000	285,000
Other accrued liabilities	245,000	318,000

Total current liabilities	1,584,000	2,369,000

Capital Lease Obligations, net of current portion	388,000	412,000

Stockholders’ Equity:
Preferred stock, $.01 par value:
1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
15,000,000 shares authorized; 7,244,909 shares issued and 7,130,409 shares outstanding at September 30, 2001 and 7,046,889 shares issued and 6,932,389 shares outstanding at March 31, 2001	70,000	69,000
Capital in excess of par value	10,136,000	10,036,000
Treasury stock-114,500 shares, at cost	(223,000)	(223,000)
Accumulated deficit	(7,713,000)	(7,593,000)

	2,270,000	2,289,000

	$4,242,000	$5,070,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net sales	$1,391,000	$1,180,000	$3,245,000	$2,727,000
Cost of goods sold	869,000	1,462,000	2,005,000	2,528,000

Gross profit (loss)	522,000	(282,000)	1,240,000	199,000
Operating expenses:
Selling, general & administrative	384,000	618,000	660,000	1,236,000
Research and development	365,000	711,000	733,000	1,376,000

	749,000	1,329,000	1,393,000	2,612,000

Loss from operations	(227,000)	(1,611,000)	(153,000)	(2,413,000)
Other income, net	57,000	42,000	34,000	65,000

Loss before provision for income taxes	(170,000)	(1,569,000)	(119,000)	(2,348,000)
Provision for income taxes	—	—	—	—

Net loss	$(170,000)	$(1,569,000)	$(119,000)	$(2,348,000)

Basic and diluted loss per common share	$(0.02)	$(0.25)	$(0.02)	$(0.37)

Basic and diluted weighted average number of shares of common stock outstanding	7,130,000	6,317,000	7,130,000	6,317,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	September 30,	September 30,
	2001	2000

Cash Flows from Operating Activities:
Net profit (loss)	$(119,000)	$(2,348,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406,000	447,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(272,000)	287,000
Inventories	91,000	(790,000)
Other current assets	101,000	48,000
Other assets	10,000	(4,000)
Increase (decrease) in:
Accounts payable	(728,000)	115,000
Accrued expenses	(198,000)	48,000

Net cash used in operating activities	(709,000)	(682,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(102,000)	(215,000)

Net cash used in investing activities	(102,000)	(215,000)

Cash Flows from Financing Activities:
Exercise of stock options	—	2,000
Proceeds from private placement	100,000	—
Proceeds from line of credit	246,000	—
Principal payments on capital lease obligations	(129,000)	(67,000)

Net cash from (used in) financing activities	217,000	(65,000)

Net Decrease in Cash and Cash Equivalents	(594,000)	(2,358,000)
Cash and Cash Equivalents, beginning of period	860,000	4,659,000

Cash and Cash Equivalents, end of period	$266,000	$2,301,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$74,000	$5,000

Income taxes	—	$190,000

Non-cash transactions:
Debt incurred to purchased property and equipment	$137,000	$389,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

1. Basis of Presentation

     AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the wireless, defense microwave and optical communications markets.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three-month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s March 31, 2001 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Going Concern Issues

     In connection with the audit for the year ended March 31, 2001, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern. Our financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty. These financial statements should be read in conjunction with the Company’s March 31, 2001 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

2. Earnings Per Share

     Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method).

3. Inventories

     Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2001	March 31, 2001

	(Unaudited)	(Audited)
Raw materials	$822,000	$865,000
Work-in-process	90,000	186,000
Finished goods	135,000	87,000

	$1,047,000	$1,138,000

4. Capital Leases

     In April 2001, the Company entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396 commencing in April 2001 and at an annual interest rate of 9.4%.

5. Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-Acquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

6. Subsequent Events

     On October 4, 2001, the Nasdaq Listing Qualifications Panel granted our request for transfer to the NASDAQ SmallCap Market, conditioned upon our filing of this Form 10-Q for the period ended September 30, 2001 evidencing either net tangible assets of $2 million or shareholders equity of $2.5 million no later than November 15, 2001. As calculated from the financial statements above, our net tangible assets as of September 30, 2001 were $2,270,000. Continued listing was further conditioned on our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. However, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and minimum market value of public float requirements for continued listing on The Nasdaq Stock Market (encompassing both the Nasdaq National Market and the Nasdaq SmallCap Market). Under the moratorium, those requirements will be suspended until January 2, 2002, at which time, the 30- and 90- day periods provided for by Nasdaq Marketplace Rules will start anew. This moratorium essentially allows us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price. If we are unable to attain and maintain the minimum $1.00 bid price, we would then be afforded a 90 calendar day grace period in which to regain compliance. Our common stock began trading on the Nasdaq SmallCap Market effective October 8, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward-looking statements which involve risks and uncertainties. The Company’s actual future results may differ materially from the results discussed in the forward-looking statements. When used in this report, the words “expects” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company include, but are not limited to:

•	our ability to finance our activities and maintain our financial liquidity;

•	our ability to attract and retain qualified, knowledgeable employees;

•	the impact of general economic conditions on our business;

•	reductions or cancellations in orders from new or existing customers;

•	the limited number of potential customers for our products;

•	the variability in gross margins on our new products;

•	our ability to design new products successfully;

•	our failure to acquire new customers in the future;

•	the continued or new deterioration of business and economic conditions in our customers’ marketplaces;

•	intensely competitive industry conditions with increasing price competition; and

•	the rate of growth in the wireless and MIC communications market.

Please read the factors set forth in “Additional Factors That May Affect Future Results” and other risks detailed in the Company’s Securities and Exchange Commission filings. AML Communications, Inc. undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net sales. Net sales for the three months ended September 30, 2001 were $1.4 million compared to net sales of $1.2 million in the three months ended September 30, 2000, an increase of 16.6%. The increase in net sales is largely attributable to greater shipments of our MIC amplifier products (defense microwave and optical) which contributed $975,000, or 70.0% of net sales for the three months ended September 30, 2001, compared to $86,000, or 7.3% of net sales for the three months ended September 30, 2000. The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and continued deliveries of products to customers in the electro-optical market. Overall, net sales for PCS and wireless messaging in the three months ended September 30, 2001 were $195,000, or 14.0% of net sales, compared to $811,000, or 68.7% of net sales, for the three months ended September 30, 2000. Sales of our PCS and wireless messaging products decreased due the economic slow down in the wireless, PCS and two-way messaging markets. Sales of our cellular products contributed $221,000, or 15.9% of net sales, for the three months ended September 30, 2001, compared to $278,000, or 23.6% of net sales for the three months ended June 30, 2000. This decrease can be attributed to our decision to focus future product development in other, non-cellular markets, such as PCS/wireless messaging, MIC and electro-optical. Net sales from other products were $1,000 and $5,000 for the three-month periods ending September 30, 2001 and September 30, 2000, respectively.

     Gross profit (loss). Gross profit for the three months ended September 30, 2001 was $523,000 or 37.6% of net sales, compared to a gross loss of ($282,000), or (23.9%) of net sales, for the three months ended September 30, 2000. Gross profit increased as a result of higher shipment levels, increased margins within our MIC product lines (which account for 70% of sales for the quarter), and the effects of management’s cost cutting policies. We expect pressure on selling prices in all markets to continue in fiscal 2002.

     Selling, general and administrative costs. Selling, general and administrative costs for the three months ended September 30, 2001, were $384,000, or 27.6% of net sales, compared to $618,000, or 52.4% of net sales, for the three months ended September 30, 2000. The decrease is attributable to lower labor and benefit related costs resulting from the reduction in workforce in these departments, lower advertising costs and reduced travel costs related to the aforementioned reduction in workforce. These decreases were offset by an increase in bad debt expense related to an additional reserve for doubtful accounts receivable related to a specific wireless customer.

     Research and development costs. Research and development costs for the three months ended September 30, 2001 were $365,000, or 26.3% of net sales, compared to $711,000, or 60.3% of net sales, for the three months ended September 30, 2000. The decrease is primarily due to lower material and labor costs on fewer research and development projects in the current quarter ended September 30, 2001. Expenses attributable to research and development projects were reduced by the completion of the development of products, by the termination of programs seen unprofitable during the previous quarter, and by the reduction in new, customer-driven product research resulting from the current economic conditions in the wireless market. During the quarter ended September 30, 2001 the Company invested approximately $45,000 in the development of broad-based product lines for the MIC and electro-optical markets, and we anticipate that research and development costs may increase in future quarters.

     Other income, net. Other income for the three months ended September 30, 2001 was $57,000, compared to other income of $42,000 for the three months ended September 30, 2000. The increase is due mainly to determinations from a State of California Franchise Tax Board tax audit and a California State Board of Equalization sales tax audit resulting in a net refund of approximately $60,000.

     Provision for income taxes. For both the three months ended September 30, 2001 and September 30, 2000, we recorded no provision for or benefit from income taxes. Although we recorded a net loss for the three months ended September 30, 2001 and September 30,2000, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits.

     Net loss. For the reasons set forth above, we generated a net loss in the second quarter of fiscal 2002 of $170,000, compared to a net loss of $1.6 million in the second quarter of fiscal 2001.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

     Net sales. Net sales for the six months ended September 30, 2001 were $3.2 million, compared to net sales of $2.7 million in the six months ended September 30, 2000, an increase of 19%. The increase in net sales is largely attributable to greater shipments of our MIC amplifier products (defense microwave and optical) which contributed $1.7 million, or 53.8% of net sales for the six months ended September 30, 2001, compared to $335,000, or 12.3% of net sales for the six months ended September 30, 2000. The increase in sales of MIC products is the result of our aggressive penetration of the MIC market, an increase in quotation activity for defense related MIC products prior the events of September 11, 2001, and the continued deliveries of products to customers in the electro-optical market. As a result of increased defense spending in the wake of the events of September 11, 2001, the Company anticipates that MIC sales will continue to be a significant portion of the Company’s revenue. Net sales for PCS and wireless messaging in the six months ended September 30, 2001 were $1.1 million or, or 32.8% of net sales, compared to $1.5 million, or 56.3% of net sales, for the six months ended September 30, 2000. Sales of PCS and wireless messaging products decreased due to the current economic slow down in the wireless, PCS and two-way messaging markets. Sales of the Company’s cellular products, which contributed $431,000, or 13.3% of net sales, for the six months ended September 30, 2001, compared to $817,000, or 30.0% of net sales for the six months ended September 30, 2000. This decrease can be attributed to our decision to focus future product development in other, non-cellular markets, such as PCS/wireless messaging, MIC and electro-optical and the continued decrease in demand for our legacy cellular products as wireless services providers replace their cellular equipment with newer non-cellular based equipment such as PCS. Net sales from other products were $6,000 and $39,000 for the six-month periods ending September 30, 2001 and September 30, 2000, respectively.

     Gross profit. Gross profit for the six months ended September 30, 2001 was $1.2 million, or 38.2% of net sales, compared to $199,000, or 7.3% of net sales, for the six months ended September 30, 2000. Gross profit increased as a result of higher shipment levels, increased margins within our MIC product lines, and the effects of management’s cost cutting policies. We expect pressure on selling prices in all markets to continue in fiscal 2002.

     Selling, general and administrative costs. Selling, general and administrative costs for the six months ended September 30, 2001, were $660,000, or 20.4% of net sales, compared to $1.2 million, or 45.3% of net sales, for the six months ended September 30, 2000. The decrease is attributable to lower labor and benefit related costs resulting from the reduction in workforce in these departments, lower advertising, travel, legal, and investor relations fees, and reduced commission expense due to the restructuring of commission rates we pay to third-party sales representatives.

     Research and development costs. Research and development costs for the six months ended September 30, 2001 were $733,000, or 22.6% of net sales, compared to $1.4 million, or 50.5% of net sales, for the six months ended September 30, 2000. The decrease is primarily due to lower material and labor costs on fewer research and development projects in the current fiscal year. Expenses attributable to research and development projects were reduced by the completion of the development of products, by the termination of programs seen unprofitable during the first quarter of fiscal 2002, and by the reduction in new, customer-driven product research resulting from the current economic conditions in the wireless market. We believe investment in the development of a broad-based product line will increase research and development costs in future quarters.

     Other income, net. Other income for the six months ended September 30, 2001 was $34,000, compared to other income of $65,000 for the six months ended September 30, 2000. The decrease is due mainly to an increase in interest expense related to the addition of capital leases during fiscal 2001 and to a decrease in interest income on lower average invested funds.

     Provision for income taxes. For both the six months ended September 30, 2001 and September 30, 2000, although the Company incurred losses, we recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

     Net loss. For the reasons set forth above, we generated a net loss in the six months ended September 30, 2001 of $119,000, compared to a net loss of $2.3 million for the six months ended September 30, 2001.

Liquidity and Capital Resources

     Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December, 1995, we completed an initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters’ over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production, new product development and sales. The net proceeds of the initial public offering have also been used to maintain inventory and working capital balances.

     On August 10, 1998, we announced that our board of directors had authorized a stock buyback program of up to 400,000 shares of the Company’s outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. We repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. We have not repurchased any additional shares subsequent to fiscal 1999.

     In November 2000, we renewed our $1,000,000 line of credit with Silicon Valley Bank. This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (7.0 % at September 30, 2001). This line of credit is secured by substantially all of the Company’s assets and expires on November 9, 2001. As of September 30, 2001, there was $390,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants. In connection with the renewal of the line of credit, we issued the bank a warrant to purchase 27,429 shares of our common stock at a price of $2.1875 per share and we have recorded a corresponding charge of $59,000 in the statement of stockholders equity in the financial statements. This warrant expires on November 9, 2007. We are currently negotiating the renewal of the line of credit and anticipate having an agreement with Silicon Valley Bank with comparable terms in place prior the November 9, 2001 expiration of the current agreement, however, we cannot guarantee that a definitive agreement will be reached prior to the expiration of the current agreement. If we are unable to renew our existing line of credit, any outstanding balances under our existing line could become immediately due and payable.

     In April 2001, we entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396, commencing in April 2001, and at an annual interest rate of 9.4%.

     At September 30, 2001, we had $266,000 in cash and cash equivalents. Our operating activities used cash of approximately $709,000 in six months ended September 30, 2001, primarily as a result of the reduction of accounts payable balances. Our capital expenditures of $102,000 for the six months ended September 30, 2001 were primarily for manufacturing test equipment and leasehold improvements related to the expansion of our MIC manufacturing floor.

     Our auditors have included an explanatory paragraph in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB relating to our ability to continue as a going concern as of our fiscal year ended March 31, 2001. For the year ended March 31, 2001, we incurred a net loss of $7.1 million, negative cash flows from operations of approximately $3.0 million and an accumulated deficit of $7.6 million. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

     Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development programs and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

     In March, 2001, the Company closed a private placement in the form of an equity investment worth $500,000 to a group of investors led by Mr. Jacob Inbar, the Company’s President and Chief Executive Officer. Under the terms of the agreement, the common stock was priced at $0.812 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group received warrants to purchase 40,000 shares at an exercise price of $1.125 per share, which represents the closing price of our common stock on March 13, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to our financial statements. These warrants expire in March, 2006

     In September, 2001, the Company closed a private placement in the form of an equity investment worth $100,000 to a group of investors led by Mr. Jacob Inbar, the Company’s President and Chief Executive Officer. Under the terms of the agreement, the common stock was priced at $0.505 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group received warrants to purchase 8,000 shares of our common stock at an exercise price of $0.65 per share, which represents the closing price of our common stock on September 25, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in September, 2006.

     We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of September 30, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us.

Additional Factors That May Affect Future Results

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations. These factors include:

•	industry-specific factors (including the reliance upon continued growth of the wireless, MIC and optical communications markets, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

•	our ability to timely develop and produce commercially viable products at competitive prices;

•	the ability of our products to operate and be compatible with base station equipment of various OEMs;

•	our ability to produce products which meet the quality standards of both existing and potential new customers;

•	our ability to accurately anticipate customer demand;

•	our ability to manage expense levels, the availability and cost of components;

•	our ability to finance our activities, maintain our financial liquidity; and

•	the impact of worldwide economic and political conditions on our business.

     On July 17, 2001, we received notification of a Nasdaq Staff Determination indicating that we had failed to comply with the minimum market value of public float requirement for continued listing as required by Marketplace Rule 4450(a)(2), and that our securities were therefore subject to delisting from The Nasdaq National Market. At that time, the Nasdaq Listing Qualifications Staff also requested that we address two other Nasdaq Marketplace Rules that we were not in compliance with, specifically, the minimum net tangible assets and minimum bid price of $1.00 requirements of Nasdaq Marketplace Rules 4450(a)(3) and 4450 (a)(5), respectively. As permitted by Nasdaq rules, we requested a hearing before the Nasdaq Listings Qualifications Panel to review the Staff’s determination and a date for the hearing was set for Friday, August 31, 2001. At the hearing, we requested that our common stock be transferred to the NASDAQ SmallCap Market. On October 4, 2001, the Nasdaq Listing Qualifications Panel granted our request for transfer to the NASDAQ SmallCap Market, conditioned upon our filing of this Form 10-Q for the period ended September 30, 2001 evidencing either net tangible assets of $2 million or shareholders equity of $2.5 million no later than November 15, 2001. As calculated from the financial statements above, our net tangible assets as of September 30, 2001 were $2,270,000. Continued listing was further conditioned on our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. However, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and minimum market value of public float requirements for continued listing on The Nasdaq Stock Market (encompassing both the Nasdaq National Market and the Nasdaq SmallCap Market). Under the moratorium, those requirements will be suspended until January 2, 2002, at which time, the 30- and 90- day periods provided for by Nasdaq Marketplace Rules will start anew. This moratorium essentially allows us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price. If we are unable to attain and maintain the minimum $1.00 bid price, we would then be afforded a 90 calendar day grace period in which to regain compliance. Our common stock began trading on the Nasdaq SmallCap Market effective October 8, 2001.

     For the year ended March 31, 2001, we incurred a net loss of $7.1 million, negative cash flows from operations of approximately $3.0 million and an accumulated deficit of $7.6 million. Our auditors considered these factors to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

     We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of September 30, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. We cannot assure you that we will be able successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

     Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions. However, as we expand further into foreign markets, we may experience greater risk associated with general business, political and economic conditions in those markets. At such time, we may seek to lessen our exposure through currency hedging transactions. We cannot assure you that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of the Company’s products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations and financial condition.

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

     We receive periodic order forecasts from our major customers who have no obligation to purchase the forecasted amounts. Nevertheless, we maintain significant work in process and raw materials inventory, as well as increased levels of technical production staff to meet order forecasts and/or management’s projections. To the extent our major customers purchase less than the forecasted amounts, we will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence, and we will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels could reduce our liquidity and could have a material adverse effect on our business, results of operations and financial condition.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On September 25, 2001, the Company sold 198,020 shares of its common stock to a group of investors led by Mr. Jacob Inbar, the Company’s President and Chief Executive Officer, at a purchase price of $0.505 per share, for an aggregate offering price of $100,000. In addition, the non-management members of the investor group received warrants to purchase an aggregate 8,000 shares of common stock at an exercise price of $0.65 per share. No additional consideration was paid for these warrants. These warrants are exercisable any time prior to September 25, 2006. Both the common stock and the warrants were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, as provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D.

Item 4. Submission of matters to a vote of Security Holders

The Annual Meeting of Stockholders was held on September 12, 2001. The following matters were submitted to a vote of the Company’s stockholders:

Proposal No. 1 — Election of two (2) Class III Directors

To elect Jacob Inbar and Gerald Starek as directors for the ensuing term. Mr. Inbar and Mr. Starek were Company directors immediately prior to the vote and were elected as a result of the following vote:

	Votes For	Votes Against	Votes Withheld

Jacob Inbar	6,261,388	234,075	0
Gerald Starek	6,261,388	234,075	0

Proposal No. 2 — Adoption of the Company’s Third Amended and Restated 1995 Stock Incentive Plan

To adopt the Third Amended and Restated 1995 Stock Incentive Plan reflecting an amendment to the Company’s 1995 Amended and Restated Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 2,000,000 to 2,500,000. This Plan was adopted, as set forth in the Company’s proxy statement dated July 31, 2001, as a result of the following vote:

Votes For	Votes Against	Votes Withheld	Unvoted

3,375,871	320,015	321,640	2,971,532

There were no other matters submitted to a vote of the Company’s stockholders at the Annual Meeting of Stockholders.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.33	Termination and Change in Control Agreement dated September 12, 2001 between the Company and Jacob Inbar.

10.34	Termination and Change in Control Agreement dated September 12, 2001 between the Company and Tiberiu Mazilu.

10.35	Termination and Change in Control Agreement dated September 12, 2001 between the Company and Edwin McAvoy.

10.36	Change in Control Agreement dated September 12, 2001 between the Company and Gary Rogers.

10.37	Change in Control Agreement dated September 12, 2001 between the Company and Si Le.

10.38	Change in Control Agreement dated September 12, 2001 between the Company and David Swoish.

(b)  Reports on Form 8-K

     The Company filed no current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2001	AML Communications, Inc. /s/ David A. Swoish David A. Swoish Director of Finance