Form 10QSB
period 2001-12-31
AML COMMUNICATIONS INC
filed 2002-02-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number:                0-27252

AML COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1000 Avenida Acaso, Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(805) 388-1345
(Issuer’s telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  February 14, 2002:  7,829,456

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

Number of pages in this Form 10-QSB   17

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2001	2001
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$275,000	$860,000
Accounts receivable, net of allowance for doubtful accounts of $57,150 at December 31, 2001 and March 31, 2001	846,000	740,000
Inventories, net	1,391,000	1,138,000
Other current assets	160,000	345,000
Total current assets	2,672,000	3,083,000

Property and Equipment, at cost:	5,370,000	5,697,000
Less - Accumulated depreciation and amortization	(3,889,000)	(3,828,000)
	1,481,000	1,869,000

Other Assets	109,000	118,000
	$4,262,000	$5,070,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$645,000	$1,438,000
Line of credit	229,000	143,000
Current portion of capital lease obligations	212,000	185,000
Accrued expenses:
Accrued payroll and payroll related expenses	220,000	285,000
Other accrued liabilities	333,000	318,000
Total current liabilities	1,639,000	2,369,000

Note Payable- Officer	50,000	—
Capital Lease Obligations, net of current portion	392,000	412,000

Stockholders’ Equity:
Preferred stock, $.01 par value:
1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
15,000,000 shares authorized; 7,530,623 shares issued and 7,416,123 shares outstanding at December 31, 2001 and 7,046,889 shares issued and 6,932,389 shares outstanding at March 31, 2001	71,000	69,000

Capital in excess of par value	10,294,000	10,036,000
Treasury stock-114,500 shares, at cost	(223,000)	(223,000)
Accumulated deficit	(7,961,000)	(7,593,000)
	2,181,000	2,289,000
	$4,262,000	$5,070,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Net sales	$972,000	$1,179,000	$4,217,000	$3,905,000
Cost of goods sold	643,000	1,205,000	2,647,000	3,733,000
Gross profit (loss)	329,000	(26,000)	1,570,000	172,000

Operating expenses:
Selling, general & administrative	256,000	512,000	917,000	1,747,000
Research and development	311,000	638,000	1,044,000	2,014,000
	567,000	1,150,000	1,961,000	3,761,000
Loss from operations	(238,000)	(1,176,000)	(391,000)	(3,589,000)

Other income (expense), net	(11,000)	—	23,000	64,000
Loss before provision for income taxes	(249,000)	(1,176,000)	(368,000)	(3,525,000)

Provision for income taxes	—	288,000	—	288,000

Net loss	$(249,000)	$(1,464,000)	$(368,000)	$(3,813,000)

Basic and diluted loss per common share	$(0.03)	$(0.23)	$(0.05)	$(0.60)
Basic and diluted weighted average number of shares of common stock outstanding	7,416,000	6,317,000	7,416,000	6,317,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2001	2000
Cash Flows from Operating Activities:
Net profit (loss)	$(368,000)	$(3,813,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599,000	692,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(105,000)	487,000
Inventories	(254,000)	(666,000)
Deferred taxes	—	288,000
Other current assets	185,000	—
Other assets	10,000	5,000
Increase (decrease) in:
Accounts payable	(656,000)	357,000
Accrued expenses	(50,000)	(218,000)
Income tax payable	—	(190,000)
Net cash used in operating activities	(639,000)	(3,058,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(158,000)	(383,000)
Net cash used in investing activities	(158,000)	(383,000)

Cash Flows from Financing Activities:
Exercise of stock options	—	3,000
Proceeds from private placement	260,000	—
Proceeds from line of credit	86,000	214,000
Proceeds from note payable	50,000	—
Principal payments on capital lease obligations	(184,000)	(122,000)
Net cash from (used in) financing activities	212,000	95,000
Net Decrease in Cash and Cash Equivalents	(585,000)	(3,346,000)
Cash and Cash Equivalents, beginning of period	860,000	4,659,000
Cash and Cash Equivalents, end of period	$275,000	$1,313,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$95,000	$34,000
Non-cash transactions:
Debt incurred to purchased property and equipment	$190,000	$425,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.             Basis of Presentation

                AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave, wireless and optical communications markets.

                The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month periods presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2001 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

2.             Earnings Per Share

                Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method).  Basic and dilutive earnings per share are the same as the effects of any outstanding stock options would be anti-dilutive.

3.             Inventories

                Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	March 31,
	2001	2001
	(Unaudited)	(Audited)
Raw materials	$1,046,000	$865,000
Work-in-process	135,000	186,000
Finished goods	210,000	87,000
	$1,391,000	$1,138,000

4.             Line of Credit

                In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (5.75% at December 31, 2001).  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2002. As of December 31, 2001, there was $229,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

5.             Capital Leases

                In April 2001, the Company entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000.  The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396 commencing in April 2001 and at an annual interest rate of 9.4%.

                In December 2001, the Company entered into a non-cancelable capital lease to acquire test equipment valued at $53,000.  The terms of the lease call for 48 equal monthly aggregate payments of $1503.89 commencing in December 2001 and at an annual interest rate of 15.63%.

6.             Note Payable - Officer

                In December 2001, the Company entered into a promissory note with a principal value of $50,000 with Mr. Tiberiu Mazilu, PhD, an officer and director of the Company.  The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company’s termination of Dr. Mazilu’s employment with the Company.

7.             Private placement

                In December, 2001, the Company closed a private placement in the form of an equity investment worth $160,000 to a group of investors led by Mr. Jacob Inbar, the Company’s President and Chief Executive Officer.  Under the terms of the agreement, the common stock was priced at $0.56 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement.

8.             Recently Issued Accounting Pronouncements

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

                In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company.

9.             Subsequent Events

                On October 4, 2001, the Nasdaq Listing Qualifications Panel granted our request for transfer to the NASDAQ SmallCap Market, conditioned upon the filing of our Form 10-QSB for the period ended September 30, 2001 evidencing either net tangible assets of $2 million or shareholders equity of  $2.5 million, which we complied with on November 8, 2001. As calculated from the financial statements above, our net tangible assets as of September 30, 2001 were $2,270,000. On November 27, 2001, the Nasdaq Listing Qualifications Panel further conditioned the continued listing of our common stock on the Nasdaq SmallCap Market upon the filing of our Form 10-QSB for the period ended December 31, 2001 evidencing either net tangible assets of $2 million or shareholders equity of  $2.5 million and upon our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. As calculated from the financial statements above, our net tangible assets as of December 31, 2001 were $2,181,000. However, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and minimum market value of public float requirements for continued listing on The Nasdaq Stock Market (encompassing both the Nasdaq National Market and the Nasdaq SmallCap Market).  On January 2, 2002, The Nasdaq Stock Market reinstated the requirements for the minimum bid price of $1.00 and modified the rules for the grace period afforded members of the SmallCap Market from 90 days to 180 days. The reinstated and revised Nasdaq Marketplace Rules essentially allows us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price.  If we are unable to attain and maintain the minimum $1.00 bid price, we would then be afforded an 180 calendar day grace period in which to regain compliance.  Our common stock began trading on the Nasdaq SmallCap Market effective October 8, 2001.

                In January, 2002, the Company closed a private placement in the form of an equity investment worth approximately $240,000 to a group of outside individuals.  Under the terms of the agreement, the common stock was priced at $0.5625 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•      postponements, reductions, or cancellations in orders from new or existing customers;

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

•      the rate of growth in the wireless and MIC communications markets.

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

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

                Net sales.  Net sales for the three months ended December 31, 2001 were $972,000 compared to net sales of $1.2 million in the three months ended December 31, 2000, a decrease of 17.6%.  The decrease in net sales is largely attributable to decreased sales of our PCS and wireless messaging products during the three months ended December 31, 2001, and to the fulfillment of a larger order for PCS products during the same period of fiscal 2001. Overall, net sales for PCS and wireless messaging in the three months ended December 31, 2001 were $237,000, or 24.4% of net sales, compared to $573,000, or 48.6% of net sales, for the three months ended December 31, 2000. Sales of our PCS and wireless messaging products decreased due the economic slow down in the wireless, PCS and two-way messaging markets. Sales of our MIC amplifier products (defense microwave and optical) increased to  $576,000, or 59.3% of net sales for the three months ended December 31, 2001, compared to $459,000, or 38.9% of net sales for the three months ended December 31, 2000.  The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and to the commencement of shipments for our previously announced $500,000 order for defense related products. Sales of our cellular products contributed $159,000, or 16.3% of net sales, for the three months ended December 31, 2001, compared to $147,000, or 12.5% of net sales for the three months ended December 31, 2000. This increase can be attributed to minor quarterly fluctuations in the sales of our legacy cellular products.

                Gross profit(loss).  Gross profit for the three months ended December 31, 2001 was $329,000 or 33.8% of net sales, compared to a gross loss of ($26,000), or (2.2%) of net sales, for the three months ended December 31, 2000.  Gross profit increased as a result of increased margins within our MIC product lines (which account for 59.3% of sales for the quarter), and the effects of management’s cost cutting policies. We expect pressure on selling prices in all markets to continue in fiscal 2002.

                Selling, general and administrative costs.  Selling, general and administrative costs for the three months ended December 31, 2001, were $256,000, or 26.4% of net sales, compared to $512,000, or 43.4% of net sales, for the three months ended December 31, 2000.  The decrease is attributable to lower labor and benefit related costs resulting from the reduction in workforce in these departments, lower advertising costs, lower commission expense due to the restructuring of commission rates we pay to third-party sales representatives and reduced travel costs related to the aforementioned reduction in workforce.

                Research and development costs.  Research and development costs for the three months ended December 31, 2001 were $311,000, or 32.0% of net sales, compared to $638,000, or 54.1% of net sales, for the three months ended December 31, 2000.  The decrease is primarily due to lower material and labor costs on fewer research and development projects during the current quarter ended December 31, 2001. Expenses attributable to research and development projects were reduced by the completion of the development of products and by the reduction in new, customer-driven product research resulting from the current market conditions for wireless products. During the quarter ended December 31, 2001 the Company continued to invest in its development of a catalog of modules that will allow for a rapid assembly of MIC amplifiers to enable a 10 day delivery on new defense orders.

                Other income(expense), net.  Other expense for the three months ended December 31, 2001 was $11,000, compared to other income on a net basis of zero for the three months ended December 31, 2000.  The decrease in other income is due mainly to a decrease in interest income as a result of decreased average invested funds and to an increase in interest expense related to the lease of capital equipment.

                Provision for income taxes.  For the three months ended December 31, 2001, we recorded no provision for or benefit from income taxes, compared to a provision for income taxes of $288,000 for the three months ended December 31, 2000. Although we recorded a net loss for the three months ended December 31, 2001, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits.  During the three month period ended December 31, 2000, we elected to increase our valuation allowance related to our $288,000 deferred tax asset due to uncertainty as to when we would be able to realize tax benefits from that asset

                Net loss.  For the reasons set forth above, we generated a net loss for the three months ended December 31, 2001 of $249,000, compared to a net loss of $1.5 million for the three months ended December 31, 2000.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

                Net sales.  Net sales for the nine months ended December 31, 2001 were $4.2 million, compared to net sales of $3.9 million in the nine months ended December 31, 2000, an increase of 8%.  The increase in net sales is largely attributable to greater shipments of our MIC amplifier products (defense microwave and optical) which contributed $2.3 million, or 55.0% of net sales for the nine months ended December 31, 2001, compared to $794,000, or 20.3% of net sales for the nine months ended December 31, 2000. The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of planned increase in defense spending, and in the wake of the terrorist related events of September 11, 2001, the Company anticipates that MIC sales will continue to be a significant portion of the Company’s revenue.  Net sales for PCS and two-way messaging in the nine months ended December 31, 2001 were $1.3 million or 31.0% of net sales, compared to $2.1 million, or 55.0% of net sales, for the nine months ended December 31, 2000. Sales of PCS and two-way messaging products decreased due to the current economic slow down in the wireless, PCS and two-way messaging markets and due to the increased production of  newly developed  PCS and two-way messaging products during the nine months ended December 31, 2000. Sales of the Company’s cellular products were $590,000, or 14.0% of net sales, for the nine months ended December 31, 2001, compared to $963,000, or 24.7% of net sales for the nine months ended December 31, 2000. This decrease can be attributed to our decision to focus future product development in other, non-cellular markets, such as PCS/two-way messaging, MIC and electro-optical and the continued decrease in demand for our legacy cellular products as wireless services providers replace their cellular equipment with newer non-cellular based equipment such as PCS.  Net sales from other products were $6,000 and $40,000 for the nine-month periods ending December 31, 2001 and December 31, 2000, respectively.

                Gross profit.  Gross profit for the nine months ended December 31, 2001 was $1.6 million, or 37.2% of net sales, compared to $172,000, or 4.4% of net sales, for the nine months ended December 31, 2000. Gross profit increased as a result of higher shipment levels, increased margins within our MIC product lines, and the effects of management’s cost cutting policies. We expect pressure on selling prices in all markets to continue in fiscal 2002.

                Selling, general and administrative costs.  Selling, general and administrative costs for the nine months ended December 31, 2001, were $917,000, or 21.7% of net sales, compared to $1.7 million, or 44.7% of net sales, for the nine months ended December 31, 2000.  The decrease is attributable to lower labor and benefit related costs resulting from the reduction in workforce in these departments, lower advertising, travel, legal, and investor relations fees, and reduced commission expense due to the restructuring of commission rates we pay to third-party sales representatives. These decreases were offset by an increase in bad debt expense related to an additional reserve for doubtful accounts receivable in the second quarter of fiscal 2002.

                Research and development costs.  Research and development costs for the nine months ended December 31, 2001 were $1.0 million, or 24.8% of net sales, compared to $2.0 million, or 51.6% of net sales, for the nine months ended December 31, 2000.  The decrease is primarily due to lower material and labor costs on fewer research and development projects related to the wireless market in the current fiscal year. Expenses attributable to research and development projects were reduced by the completion of the development of products, by the termination of programs seen unprofitable during the first quarter of fiscal 2002, and by the reduction in new, customer-driven product research resulting from the current economic conditions in the wireless market. We believe investment in the development of a broad-based product line will increase research and development costs in future quarters.

                Other income, net.  Other income for the nine months ended December 31, 2001 was $23,000, compared to other income of $64,000 for the nine months ended December 31, 2000.  The decrease is due mainly to an increase in interest expense related to the addition of capital leases during fiscal 2001 and to a decrease in interest income on lower average invested funds.

                Provision for income taxes. For the nine months ended December 31, 2001 we recorded no provision for or benefit from income taxes compared to a provision for income taxes of $288,000 for the nine months ended December 31, 2000. Although we recorded a net loss for the nine month period ended December 31, 2001 we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits.  During the nine month period ended December 31, 2000, we elected to increase our valuation allowance related to our $288,000 deferred tax asset due to uncertainty as to when we would be able to realize tax benefits from that asset.

                Net loss.  For the reasons set forth above, we generated a net loss in the nine months ended December 31, 2001 of $368,000, compared to a net loss of $3.8 million for the nine months ended December 31, 2000.

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

                In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (5.75% at December 31, 2001).  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2002. As of

December 31, 2001, there was $229,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants.

                In April 2001, we entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000.  The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396, commencing in April 2001, and at an annual interest rate of 9.4%.

                In December 2001, the Company entered into a non-cancelable capital lease to acquire test equipment valued at $53,000.  The terms of the lease call for 48 equal monthly aggregate payments of $1503.89 commencing in December 2001 and at an annual interest rate of 15.63%.

                In December 2001, the Company entered into a promissory note with a principal value of $50,000 with Mr. Tiberiu Mazilu, PhD, an officer and director of the Company.  The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company’s termination or Dr. Mazilu’s employment with the Company.

                At December 31, 2001, we had $275,000 in cash and cash equivalents. Our operating activities used cash of approximately $639,000 in the nine months ended December 31, 2001, primarily as a result of the reduction of accounts payable balances. Our capital expenditures of $158,000 for the nine months ended December 31, 2001 were primarily for manufacturing test equipment and leasehold improvements related to the expansion of our MIC manufacturing floor.

                Our auditors have included an explanatory paragraph in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB relating to our ability to continue as a going concern as of our fiscal year ended March 31, 2001. For the year ended March 31, 2001, we incurred a net loss of $7.1 million, negative cash flows from operations of approximately $3.9 million and an accumulated deficit of $7.6 million. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

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

                In March, 2001, the Company closed a private placement in the form of an equity investment worth $500,000 to a group of investors led by Mr. Jacob Inbar, the Company’s President and Chief Executive Officer.  Under the terms of the agreement, the common stock was priced at $0.812 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group received warrants to purchase 40,000 shares at an exercise price of $1.125 per share, which represents the closing price of our common stock on March 13, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to our financial statements. These warrants expire in March 2006.

                In September, 2001, the Company closed a private placement in the form of an equity investment worth $100,000 to a group of investors led by Mr. Jacob Inbar.  Under the terms of the agreement, the common stock was priced at $0.505 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group received warrants to purchase 8,000 shares of our common stock at an exercise price of $0.65 per share, which represents the closing price of our common stock on September 25, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in September 2006.

                In December, 2001, the Company closed a private placement in the form of an equity investment worth $160,000 to a group of investors led by Mr. Jacob Inbar.  Under the terms of the agreement, the common stock was priced at $0.56 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement.

                In January, 2002, the Company closed a private placement in the form of an equity investment worth approximately $240,000 to a group of outside individuals.  Under the terms of the agreement, the common stock was priced at $0.5625 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days prior to the closing of the private placement.

                We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of December 31, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us.

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

                On July 17, 2001, we received notification of a Nasdaq Staff Determination indicating that we had failed to comply with the minimum market value of public float requirement for continued listing as required by Marketplace Rule 4450(a)(2), and that our securities were therefore subject to delisting from The Nasdaq National Market. At that time, the Nasdaq Listing Qualifications Staff also requested that we address two other Nasdaq Marketplace Rules that we were not in compliance with, specifically, the minimum net tangible assets and minimum bid price of $1.00 requirements of Nasdaq Marketplace Rules 4450(a)(3) and 4450 (a)(5), respectively. As permitted by Nasdaq rules, we requested a hearing before the Nasdaq Listings Qualifications Panel to review the Staff’s determination and a  date for the hearing was set for Friday, August 31, 2001. At the hearing, we requested that our common stock be transferred to the NASDAQ SmallCap Market. On October 4, 2001, the Nasdaq Listing Qualifications Panel granted our request for transfer to the NASDAQ SmallCap Market, conditioned upon the filing of our Form 10-Q for the period ended September 30, 2001 evidencing either net tangible assets of $2 million or shareholders equity of  $2.5 million, which we complied with on November 8, 2001. As calculated from the financial statements above, our net tangible assets as of September 30, 2001 were $2,270,000. On November 27, 2001, the Nasdaq Listing Qualifications Panel further conditioned the continued listing of our common stock on the Nasdaq SmallCap Market upon the filing of our Form 10-Q for the period ended December 31, 2001 evidencing either net tangible assets of $2 million or shareholders equity of  $2.5 million and upon our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. As calculated from the financial statements above, our net tangible assets as of December 31, 2001 were $2,181,000. However, on September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and minimum market value of public float requirements for continued listing on The Nasdaq Stock Market (encompassing both the Nasdaq National Market and the Nasdaq SmallCap Market).  On January 2, 2002, The Nasdaq Stock Market reinstated the requirements for the minimum bid price of $1.00 and modified the rules for the grace period afforded members of the SmallCap Market from 90 days to 180 days. The reinstated and revised Nasdaq Marketplace Rules essentially allows us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price.  If we are unable to attain and maintain the minimum $1.00 bid price, we would then be afforded an 180 calendar day grace period in which to regain compliance.  Our common stock began trading on the Nasdaq SmallCap Market effective October 8, 2001.

                For the year ended March 31, 2001, we incurred a net loss of $7.1 million, negative cash flows from operations of approximately $3.9 million and an accumulated deficit of $7.6 million. Our auditors considered these factors to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

                We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of December 31, 2001 is insufficient. Other sources may include, but not be limited to, an equity investment in the Company by a third party. We cannot assure you that we will be able successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

                On December 27, 2001, the Company sold 285,714 shares of its common stock to a group of investors consisting of members of the Company’s Board of Directors and Senior management including Mr. Jacob Inbar, the Company’s President and Chief Executive Officer, at a purchase price of $0.56 per share, for an aggregate offering price of $160,000.

                On January 30, 2002, the Company sold 413,333 shares of its common stock to a group of individual investors at a purchase price of $0.5625 per share, for an aggregate offering price of $232,500.

Item 6.    Exhibits and Reports on Form 8-K.

(a)                         Exhibits

10.39                             Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank.

10.40          Promissory Note dated December 30, 2001 between Tiberiu Mazilu and AML Communications Inc.

(b)                        Reports on Form 8-K

                             The Company filed no current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

                In accordance with the requirements of the  Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	February 14, 2002	/s/	David A. Swoish
David A. Swoish
Director of Finance