Form 10KSB
period 2002-03-31
AML COMMUNICATIONS INC
filed 2002-06-28
CIK 1003640

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-27250

                            AML COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    77-0130894
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA                       93012
--------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)

                                 (805) 388-1345
                ------------------------------------------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   ---------------------              -----------------------------------------
           NONE                                         NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          ----------------------------
                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $ 5,875,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 24, 2002, was approximately $2,160,369. The per share stock price for computational purposes was $0.44, based on the closing sale price per share for the Registrant's common stock on the NASDAQ National Market on June 24, 2002. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares. The number of shares of the Registrant's common stock outstanding on June 24, 2002 was 7,829,456.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2002, are incorporated by reference into Items 10 and 11 of Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

Transitional Business Disclosure Format (Check One). Yes [ ] No [X]

        Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially due to a variety of factors, including the risks described below and those discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" or incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. In this document, the words "we," "our," "ours," and "us" refer only to AML Communications Inc. and not any other person or entity.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

        We were incorporated in California in 1986 as Advanced Milliwave Laboratories, Inc. Early in 1994, we changed our name to AML Communications, Inc. In December 1995, in conjunction with the initial public offering of our common stock, we changed our state of incorporation from California to Delaware. In May 1996, we moved our principal office and manufacturing facility to our current location, 1000 Avenida Acaso, Camarillo, California, 93012.

        We design, manufacture and market RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. Our products are designed to improve the quality and reliability within the given frequency and transmission protocol. Our defense industry products are used in communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. Our wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, two-way messaging market as well as Cellular Coverage Enhancement amplifiers.

        We were founded to develop and manufacture hybrid microcircuit microwave and RF amplifiers to support the communications market. In 1994, we became active in the BWA market, then known as Wireless Local Loop (WLL) and developed a multicarrier linear power amplifier supporting this market in the 300-450 MHz range. In late 1994, we developed a multicarrier linear RF power amplifier specifically for boosting signal strengths in the cellular communications market and marketed this multicarrier product directly to the domestic cellular service providers. During 1995 and 1996, we developed derivative multicarrier cellular products at alternative power levels to support differing needs in the service provider market.

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

        As a result, we decided to change our market focus and concentrate on selling to the OEM customer base. Late in fiscal 1997, we entered the satellite communications gateway market by offering a high power linear amplifier for data transmission applications in a Low Earth Orbit (LEO) network. In fiscal 1998, we received significant revenue from an OEM in the South American market and introduced products for the PCS markets and the two-way messaging market. We also invested heavily in the BWA market for applications with Korean and European OEMs.

        During fiscal 1999, we developed a new generation of our original cellular multicarrier products and continued to develop and diversify our customer base and invest in the development of BWA products. We experienced significant negative impacts to our revenue because of the delay and cancellation of customer BWA rollout programs.

        In February 1999, we appointed Mr. Kirk A. Waldron as President and Chief Executive Officer following the resignation of Mr. Jacob Inbar. Mr. Scott
T. Behan was appointed Executive Vice President of Sales and Marketing following Mr. Edwin J. McAvoy's resignation of his position as Vice President. Mr. McAvoy was, in turn, appointed Director of Custom Programs. Both Mr. Waldron and Mr. Behan were also elected to the Board of Directors following the resignations of Dr. Tiberiu Mazilu and Mr. McAvoy from the Board.

        In March 1999, AML announced the appointment of Gerald M. Starek to our Board of Directors, expanding the board to six members.

        In August 1999, we received our ISO 9001 certification, a uniform worldwide quality management system standard and undertook the transition of our production technology from traditional batch assembly to a flexible, self-balancing, one piece flow process. We believe this substantially increases our capacity and production efficiency to support growth.

        In January 2000, to expand our Defense Microwave product line, we purchased a product line and certain assets of a company serving the military small signal amplifier market. This purchase was intended to bolster our Defense Microwave product line and position that segment of our business for future growth in the market.

        In February 2001, we re-appointed Mr Jacob Inbar to President and Chief Executive Officer following the resignation of Mr. Kirk Waldron. Additionally, two other co-founders, Dr. Tiberiu Mazilu and Mr. Ed McAvoy were appointed to the Board of Directors as well as to the positions of Vice President-Engineering and Vice President-Marketing, respectively.

        In March 2001 we closed a private placement of common stock for $500,000 with a group of investors led by Jacob Inbar. Again in September, 2001 and December 2001, we closed private placements of common stock for $100,000 and $160,000, respectively, with a group of investors led by Jacob Inbar. In January, 2002, we closed a private placement in the form of an equity private placement worth approximately $233,000 to a group of outside individuals. These funds have provided us with additional cash reserves to fund our future operations. It is highly likely that we will need additional funding to finance growth or offset additional operational losses.

        We believe our future success depends upon our ability to broaden our product offerings, continue to increase our defense microwave customer base, and capture volume product delivery opportunities with increased gross margins. While we continually attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. Such a reduction would have a material adverse effect on our business, results of operations, and financial condition.

        A limited number of OEMs account for a majority of RF amplifier purchasers in the communications equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. Additionally the company's future depends on the ability to generate new products, mostly as part of a standard line of products (i.e. products we developed that are intended to be sold to many customers).

        We have experienced, and expect to continue to experience in most cases, declining average sales prices for our products. While defense products have maintained relative price stability, wireless infrastructure manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the RF amplifier market have put continued pressure on us to continually reduce the sales price of our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins.

BUSINESS STRATEGY

        The return of Jacob Inbar and the other co-founders in February 2001, resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $1.3 million in fiscal 2001 to $2.8 million in fiscal 2002. This 220% increase enabled us to have a positive revenue growth in fiscal 2002, despite the major decline in revenues from the wireless sector.

        Utilizing our extensive knowledge in Microwave Integrated Circuits ("MIC") design capabilities, the company has expanded the products offered as part of our full line catalog. Such products are designed for and marketed to the Defense Microwave market. We also intend to utilize the MIC design capabilities toward higher value added products such as subsystems.

        Due to our limited financial resources, as well as the adverse effects of the global downturn in wireless telecommunications infrastructure spending, we will limit the level of new product introductions to this market to those which will provide adequate margins or those in which potential or existing customers will share the costs of the new product development.

MARKETS

        We sell our RF/Microwave amplifier products into various segments of the communications market. Our primary focus is on the Defense Microwave, wireless communications (PCS and two-way messaging), and Cellular Coverage Enhancement markets. In fiscal 2002, we derived approximately 48.4% of our revenues from the Defense Microwave market, 40.9% from the PCS and two-way messaging market and 10.7% from Cellular Coverage Enhancement products. In comparison, in fiscal 2001 we derived 25.5% from Defense Customers, 51.8% from PCS and two-way messaging and 22.7% from Cellular Coverage Enhancement products.

        Defense Microwave Amplifiers. These hybrid microwave circuits utilizing MIC technology are sold to Defense OEM customers with broadband, microwave frequency, component requirements. These parts typically support applications including surveillance, signal detection, satellite communication, radar and telemetry. They are used in both the transmission and reception signal paths. The technology permits accurate, reproducible, volume products supporting broad bandwidths and higher frequencies to be designed and manufactured. Moderate volume requirements and custom design requirements characterize this market.

        Cellular and PCS. Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls through the wireline Public Switched Telephone Network
(PSTN). Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances PCS transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, PCS networks operating at the higher frequency ranges should require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic region. To the Cellular and PCS markets, we provide linear multi-carrier RF low noise amplifiers, which are located in base stations and work to increase the signal strength of the received signal. The strategy of the cellular companies to expand service utilizing the existing infrastructure while buying performance enhancement devices, the kind manufactured by us, offers the possibility of additional sales in this marketplace.

        Two-Way Messaging. The two-way messaging networks consist of a substantial number of local and nationwide transceivers that distribute and collect information from numerous handheld wireless messaging handsets. These handsets allow the user to perform functions such as accessing the internet, retrieving and responding to e-mail, and instant messaging, among others. The two-way messaging protocols are being adapted to deliver greater amounts of digital information, requiring high power, linear amplification for transmission from the base stations, and low noise tower mount receive amplifiers to maximize the sensitivity of the base station reception. We have provided low noise tower-mount receive amplifiers and RF power amplifiers to two-way messaging OEM's as well as to several network operators. Currently, the two largest markets for wireless messaging products are the domestic U.S. and China.

PRODUCTS

        We designed and/or manufactured during the year single and multicarrier RF power amplifiers and low noise receive amplifiers that are sold into the Defense Microwave, Cellular and PCS, and two-way messaging markets.

        Defense Microwave. We produce standard and custom hybrid microwave circuit products that are listed in our web-based catalog and selection guide. We also produce derivative products that are based upon minor modification of the catalog items. The frequencies range from 50kHz to 20GHz. Power levels range from less than one milliwatt to several watts.

        Cellular and PCS. We have offered and continue to offer our coverage and capacity enhancing power and low noise amplifiers to the cellular and PCS marketplace. Within this product line are linear multicarrier RF power amplifiers suitable for use in the amplification of analog and digital communications formats. These products range in power levels from 30 to 140 watts and provide flexible features/options such as AC or DC supply operation, replaceable input modules that allow wide variation and combination of signal gain and connection types. For the PCS market, we have developed several RF low noise receive and single channel power amplifiers for various OEMs. These products offer cost effective amplification of their respective formats to support the OEM requirements. Typical power levels range from 4 watts to 80 watts.

        Two-Way Messaging. We have developed a wide range of receive products to support the two-way messaging market. These products include tower mount receive amplifiers, RF power amplifiers, and base station receive multicouplers. We believe these products offer excellent performance in terms of maximizing receive sensitivity while minimizing the effects of interference from alternative services. We also offer derivative products of our cellular RF power amplifier product line to support the two-way messaging base station transmission requirements.

        Our RF power amplifiers range in price from $500 to over $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation. Our receive products range in price from $400 to $7,000 per amplifier, depending upon system requirements and implementation.

CUSTOMERS

        We sell products to wireless and defense OEM manufacturers worldwide, including Raytheon, Boeing, Lockheed Sanders and Elisra Microwave. We sell products to wireless network operators such as AT&T Wireless Services, Cingular Wireless and Verizon Wireless. We also sold products to wireless and two-way messaging OEM's such as Vytek Wireless, Transcept, and Airnet Communications and Optical Network manufacturers such as JDS Uniphase.

        For the fiscal year ended March 31, 2002, our largest customer was Vytek Wireless, which accounted for approximately 24.2% of net sales. Raytheon was our second largest customer with approximately 21.4% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

        We rely heavily on our technical expertise in acquiring new customers. The acquisition rate for new Defense Microwave customers during fiscal 2002 was approximately 4.25 new customers per quarter compared to approximately 2.75 new customers per quarter for fiscal 2001.

MARKETING AND DISTRIBUTION; INTERNATIONAL SALES

        We sell our products through a combination of a technically proficient direct sales force and a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the defense microwave and wireless communications markets. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from our marketing, product support and customer service departments.

        Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders, which can be subject to cancellation, postponement or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

WARRANTY

        Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facilities in Southern California.

PRODUCT DEVELOPMENT

        We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise, and increased efficiency in the RF amplification process as well seeking to reduce the cost and increase the manufacturing efficiency of new and existing products. Our research and development staff consisted of 13 people as of March 31, 2002. Expenditures for research and development amounted to approximately $1.4 million in fiscal 2002 and $2.9 million in fiscal 2001.

COMPETITION

        The Defense Microwave industry is highly competitive. Our main competitors include Miteq, Celeritek, CTT, and JCA Technology, etc. Although most of the competitors have significantly higher resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to the same degree. We utilize our technological knowledge as well as price to compete effectively.

        The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development, rapid product obsolescence, evolving industry standards, and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While we believe we compete favorably with respect to the foregoing characteristics, there can be no assurance that we will be able to continue to do so. Our current competitors include Chesapeake Microwave, Powerwave Technologies, Inc., Spectrian Corporation, and Stealth Microwave, Inc.

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

        We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. We have experienced, and may in the future experience, shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

INTELLECTUAL PROPERTY

        We rely on trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We own several patents relating to multicarrier power amplifier circuits and implementation. We have an on-going program which encourages applications for both U.S. and international patents for various aspects of our technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations with us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

        We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may, and have, left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

GOVERNMENT REGULATION

        Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. We often must obtain regulatory approval in connection with the manufacture and sale of our products, and by our customers to operate our products. We cannot assure you that the United States Federal Communications Commission (FCC), International Telecommunications Union (ITU), European Telecommunications Standard Institute (ETSI), or other organizations charged with regulating the requirements of RF equipment, will not adopt more stringent regulations for the communications industry. If such regulations are adopted, AML, the OEMs and the wireless system operators may be required to alter the manner in which radio signals are transmitted, or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect our products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations, could affect the market for our products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for our products by providing users of those products with opportunities to establish new wireless personal communications services. However, we cannot assure you that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact us. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

EMPLOYEES

        As of March 31, 2002, we had 52 full-time employees, including 13 in research and development; 31 in manufacturing, production engineering and quality assurance; five in administration; and three in sales, marketing, order entry and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with are employees are good.

ENVIRONMENTAL REGULATIONS

        We are subject to federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe we are currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes, cessation of our operations, or other actions which could materially and adversely affect our business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

        Our administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The lease for this space expires in April 2003, however, terms of the lease provide us an option to extend the lease for an additional 60 months. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

ITEM 3. LEGAL PROCEEDINGS

        We may be subject, from time to time, to various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock currently trades on the NASDAQ SmallCAP Market under the symbol "AMLJ." The table below sets forth the high and low sales prices for the Company's common stock on the NASDAQ National Market for the periods indicated.


                                                     PRICE RANGE OF
                                                       COMMON STOCK
                                                   -------------------
                                                     HIGH       LOW
                                                   --------   --------
Fiscal year ended March 31, 2001
First quarter ...............................      $5.25      $2.63
Second quarter ..............................      $4.50      $2.38
Third quarter ...............................      $3.63      $1.06
Fourth quarter ..............................      $2.75      $0.50

Fiscal year ended March 31, 2002
First quarter ...............................      $1.25      $0.44
Second quarter ..............................      $0.94      $0.50
Third quarter ...............................      $1.60      $0.52
Fourth quarter ..............................      $0.90      $0.50


At June 21, 2002 there were approximately 80 holders of record of the Company's common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

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

        The information regarding the shares of our common stock authorized for issuance under our equity compensation plans under the caption "Equity Compensation Plan Information" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2001 and 2002.


(DOLLARS IN THOUSANDS)
                                                                  YEAR ENDED MARCH 31,
                                                   --------------------------------------------------
                                                           2001                         2002
                                                   ---------------------        ---------------------
Revenues
MIC .........................................      $ 1,295          25.5%       $ 2,842          48.4%
PCS and wireless messaging ..................        2,628          51.8          2,404          40.9
Cellular, wireless telephony and other ......        1,148          22.7            629          10.7
                                                   -------       -------        -------       -------
    Total net sales .........................        5,071         100.0          5,875         100.0
Cost of goods sold ..........................        6,580         129.7          4,196          71.4
                                                   -------       -------        -------       -------
Gross profit (loss) .........................       (1,509)        (29.7)         1,679          28.6
Operating expenses:
   Selling, general and administrative ......        2,385          47.0          1,085          18.4
   Research and development .................        2,937          57.9          1,357          23.1
                                                   -------       -------        -------       -------
Operating loss ..............................       (6,831)       (134.7)          (763)        (12.9)
Other income, net ...........................           18           0.4             50           0.8
                                                   -------       -------        -------       -------
Loss before income taxes ....................       (6,813)       (134.3)          (713)        (12.1)
Income tax expense ..........................         (288)         (5.7)            --            --
                                                   -------       -------        -------       -------
Net loss ....................................      $(7,101)       (140.0)%      $  (713)        (12.1)%
                                                   =======       =======        =======       =======


FISCAL YEARS ENDED MARCH 31, 2002 AND 2001

        Net sales. Net sales for fiscal 2002 were $5.9 million compared to $5.1 million in fiscal 2001. The increase in net sales is attributable to greater shipments of our MIC amplifier products (defense microwave and optical) which contributed $2.8 million, or 48.4% of net sales for fiscal 2002, compared to $1.3 million, or 25.5% of net sales in fiscal 2001. The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of planned increase in defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Net sales of PCS and two-way messaging products totaled $2.4 million, or 40.9% of net sales in fiscal 2002, compared to $2.6 million, or 51.8% of net sales in fiscal 2001. Sales of PCS and two-way messaging products decreased due to the current economic slow down in the wireless, PCS and two-way messaging markets and due to higher production volumes for newly developed PCS and two-way messaging products during fiscal 2001. We anticipate that sales of our PCS and two-way messaging products will continue to decrease due to reduced capital expenditures for new equipment by OEM's and service providers given the current economic conditions within the wireless market. Sales of cellular and other products contributed $629,000, or 10.7% of net sales in fiscal 2002 compared to $1.1 million, or 22.7 % of sales in fiscal 2001. This decrease can be attributed to the continued decrease in demand for our legacy cellular products as wireless services providers replace their cellular equipment with newer non-cellular based equipment such as PCS. Sales of products outside the United States represented approximately 3.9% and 1.8% of net sales during fiscal 2001 and 2002, respectively.

        Gross profit/loss. Gross profit for fiscal 2002 was $1.7 million or 28.6% of net sales, compared to a gross loss for fiscal 2001 which was $1.5 million, or 29.7% of net sales. The increase in margin can be attributed to higher shipment levels, increased material margins within our MIC product lines, and the effects of management's cost cutting policies. We expect pressure on selling prices in the wireless markets to continue in fiscal 2003, while prices within our defense products have begun to stabilize.

        Selling, general and administrative costs. Selling, general and administrative costs for fiscal 2002 were $1.1 million, or 18.4% of net sales, compared to $2.4 million, or 47.0% of net sales, for fiscal 2001. The decrease is attributed to lower labor and benefit related costs resulting from the reduction in workforce in these departments at the end of fiscal 2001, lower advertising, travel, legal, and investor relations fees, and reduced commission expense due to the restructuring of commission rates we pay to third-party sales representatives. These decreases were offset by an increase in bad debt expense related to an additional reserve for doubtful accounts receivable in the second quarter of fiscal 2002. Additionally, during the fourth quarter of fiscal 2002, we recorded an adjustment related to the reduction of an accrued liability for a bonus accrual. We believe continued investment in marketing and administration is necessary to increase market share within the defense communications market and to compete profitably in the intensely competitive wireless industry.

        Research and development costs. Research and development costs for fiscal 2002 were $1.4 million, or 23.1% of net sales, compared to $2.9 million, or 57.9% of net sales, for the corresponding period in fiscal 2001. The decrease is primarily due to lower material and labor costs on fewer research and development projects related to the wireless market in the current fiscal year. Expenses attributable to research and development projects were reduced by the completion of the development of products, by the termination of programs seen unprofitable during the first quarter of fiscal 2002, and by the reduction in new, customer-driven product research resulting from the current economic conditions in the wireless market. We believe investment in the development of a broad-based product line will increase research and development costs in future quarters.

        Other income, net. Other income for fiscal 2002 increased to $50,000 compared to $18,000 for fiscal 2001. The increase is due to gains from the disposition of non-productive fixed assets during fiscal 2002, the majority of which were fully depreciated. These gains were offset by increased interest expense related to the additional leased equipment and to a reduction of interest income generated from lower average invested funds. The cash balances are a function of the net proceeds from the Company's public offering in December 1995, the cash received from the equity private placements in March 2001 and during fiscal 2002 and from the net cash flow as a result of operations.

        Income tax expense. During fiscal 2002, we recorded no provision for or benefit from income taxes compared to a provision for income taxes of $288,000 in fiscal 2001. Although we recorded a net loss for fiscal 2002, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits. During the 3rd quarter of fiscal 2001, we elected to increase our valuation allowance related to our $288,000 deferred tax asset due to the uncertainty of realizing tax benefits from that asset. The Company did not record any benefit from taxes related to the losses accumulated during fiscal 2001 as it had utilized its net operating loss carryback during fiscal 1999.

        Net loss. For the reasons set forth above, the Company generated a net loss in fiscal 2002 of $713,000, or 12.1% of net sales compared to a net loss of $7.1 million, or 140.0% of net sales in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, we completed an initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder has been used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. From March 2001 through January 2002, we raised approximately $1.0 million in additional funds from the completion of four (4) equity private placements. The net proceeds of the initial public offering and the equity private placements have also been used to maintain inventory and working capital balances.

        In August 1998, we announced that the Board of Directors authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback were purchased from time to time on the open market and are being held for issuance in connection with the future exercise of employee stock options. During fiscal 2002, we did not repurchase any additional shares in open market transactions and have retained the 114,500 shares repurchased during fiscal 1999.

        In April 2001, we entered into three non-cancelable capital leases to acquire test equipment valued in aggregate at $137,000. The terms of the leases are identical and call for 36 equal monthly aggregate payments of $4,396, commencing in April 2001, and at an annual interest rate of 9.4%.

        In December 2001, we entered into a non-cancelable capital lease to acquire test equipment valued at $53,000. The terms of the lease call for 48 equal monthly aggregate payments of $1,503.89 commencing in December 2001 and at an annual interest rate of 15.63%.

        In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (5.75% at March 31, 2002). This line of credit is secured by substantially all of the Company's assets and expires on November 20, 2002. As of March 31, 2002, we had $336,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants.

        In December 2001, we entered into a promissory note with a principal value of $50,000 with Mr. Tiberiu Mazilu, PhD, an officer and director of the Company. The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company's termination of Dr. Mazilu's employment with the Company.

        At March 31, 2002, we had $160,000 in cash and cash equivalents. The Company's operating activities used cash of approximately $1.1 million in fiscal 2002 primarily as a result of the reduction of accounts payable balances. The Company's capital expenditures of $170,000 for fiscal 2002 were primarily for manufacturing test equipment.

        Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended March 31, 2002, in their Report of Independent Certified Public Accountants included in our audited financial statements contained elsewhere in this report. For the year ended March 31, 2002, we incurred a net loss of $713,000, negative cash flows from operations of approximately $1.1 million primarily as a result of the reduction of accounts payable balances. Our auditors considered these factors, combined with the current economic conditions and our ability to comply with all of the listing requirements to remain on the Nasdaq Small Cap Market, to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets, and to a lesser extent our continued listing on the Nasdaq SmallCap Market, is dependent upon future events, the outcome of which is indeterminable. For more information regarding the likelihood that our stock will be delisted from the Nasdaq SmallCap Market, please refer to the section entitled "Additional Factors that may affect our results".

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

        We believe the funds provided from the private placements and the borrowing capacity from its line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of March 31, 2002 is insufficient. Other sources may include, but not be limited to, an equity investment in us by a third party. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgements and estimates in the preparation of our financial statements.

        Revenue recognition. We are required to make judgements based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgements are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. We make these assessments based on the following factors: i) customer-specific information,
ii) return policies, and iii) historical experience for issues not yet identified.

        Inventory valuation. We are required to make judgements based on historical experience and future expectations, as to the realizability of inventory. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, and iii) historical experience.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include:

- industry-specific factors (including the reliance upon growth of the defense microwave and wireless communications markets, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

- our ability to timely develop and produce commercially viable products at competitive prices;

- the ability of our products to operate and be compatible with base station equipment of various OEMs;

- our ability to produce products which meet the quality standards of both existing and potential new customers;

-       our ability to accurately anticipate customer demand;

- our ability to manage expense levels, the availability and cost of components;

-       our ability to finance our activities, maintain our financial liquidity;
        and

- the impact of worldwide economic and political conditions on our business.

        On July 17, 2001, we received notification of a Nasdaq Staff Determination indicating that we had failed to comply with the minimum market value of public float requirement for continued listing as required by Marketplace Rule 4450(a)(2), and that our securities were therefore subject to delisting from The Nasdaq National Market. At that time, the Nasdaq Listing Qualifications Staff also requested that we address two other Nasdaq Marketplace Rules that we were not in compliance with, specifically, the minimum net tangible assets and minimum bid price of $1.00 requirements of Nasdaq Marketplace Rules 4450(a)(3) and 4450(a)(5), respectively. As permitted by Nasdaq rules, we requested a hearing before the Nasdaq Listings Qualifications Panel to review the Staff's determination and a date for the hearing was set for Friday, August 31, 2001. At the hearing, we requested that our common stock be transferred to the NASDAQ SmallCap Market. On October 4, 2001, the Nasdaq Listing Qualifications Panel granted our request for transfer to the NASDAQ SmallCap Market, conditioned upon the filing of our Form 10-Q for the period ended September 30, 2001 evidencing either net tangible assets of $2 million or shareholders equity of $2.5 million, which we complied with on November 8, 2001. As calculated in the financial statements of our Form 10-QSB for the period ended September 30, 2001, our net tangible assets were $2,270,000. Our common stock began trading on the Nasdaq SmallCap Market effective October 8, 2001.

        On November 27, 2001, the Nasdaq Listing Qualifications Panel further conditioned the continued listing of our common stock on the Nasdaq SmallCap Market upon the filing of our Form 10-Q for the period ended December 31, 2001 evidencing either net tangible assets of $2 million or shareholders equity of $2.5 million and upon our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. As calculated from the financial statements in our 10-QSB filed for the period ended December 31, 2001, our net tangible assets as of December 31, 2001 were $2,181,000. On January 2, 2002, The Nasdaq Stock Market reinstated the requirements for the minimum bid price of $1.00 and modified the rules for the grace period afforded members of the SmallCap Market from 90 days to 180 days. The reinstated and revised Nasdaq Marketplace Rules essentially allows us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price. If we were unable to attain and maintain the minimum $1.00 bid price, we would then be afforded a 180 calendar day grace period in which to regain compliance.

        On February 14, 2002, the Nasdaq Listing Qualification Panel notified the Company that it had failed to comply with the $1.00 minimum bid price requirement and that, if we could not show compliance with this requirement by August 13, 2002, our shares would be delisted from the Nasdaq Small Cap Market. Further, the Listing Qualifications Panel notified the Company that it would not be provided a second oral hearing on the bid issue and that the Company must be compliant on or before August 13, 2002. In order to regain compliance, our common stock would have to close over $1.00 for any ten consecutive trading days prior to August 13, 2002. The trading price of our common stock has not met the $1.00 minimum bid price requirement at any point in the last 60 days. We do not currently plan to undertake a reverse stock split or other recapitalization, and consequently, unless our share price improves in the near term, there is a significant risk that we will not regain compliance with the minimum bid price requirements prior to the August 13th deadline. Consequently, our common stock would be delisted from the Nasdaq Small Cap Market at the close of business on or about August 13, 2002 and would only trade on the over the counter market (commonly known as the bulletin board). Delisting from the Nasdaq Small Cap Market would have a substantial adverse effect on the liquidity of our common stock, which in turn is likely to have an adverse effect on the trading price of such stock.

        For the year ended March 31, 2002, we incurred a net loss of $713,000, negative cash flows from operations of approximately $1.1 million primarily as a result of the reduction of accounts payable balances. Our auditors considered these factors, combined with the current economic conditions and our ability to comply with all of the listing requirements to remain on the Nasdaq Small Cap Market, to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets and to a lesser extent our continued listing on the Nasdaq SmallCap Market, is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

        We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of March 31, 2002 is insufficient. Other sources may include, but not be limited to, an equity investment in us by a third party. We cannot assure you that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

         Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions. However, as we expand further into foreign markets, we may experience greater risk associated with general business, political and economic conditions in those markets. At such time, we may seek to lessen our exposure through currency hedging transactions. We cannot assure you that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of our products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations and financial condition.

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

         Our quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not experience such fluctuations in the future. We establish our expenditure levels for product development and other operating expenses based on expected revenues, and expenses are relatively fixed in the short term. As a result, variations in timing of revenues can cause significant variations in quarterly results of operations. There can be no assurances that we will be profitable on a quarter-to-quarter basis in the future. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to these factors, it is likely that in some future quarter or quarters our revenues or operating results will not meet the expectations of public stock market analysts or investors. In such event, the market price of our common stock would be materially adversely affected.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure is interest rate risk. As of March 31, 2002, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----
Reports of Independent Certified Public Accountants........................................................    18

Balance Sheet as of March 31, 2002.........................................................................    19

Statements of Operations for the years ended March 31, 2001 and March 31, 2002.............................    20

Statements of Stockholders' Equity for the years ended March 31, 2001 and March 31, 2002...................    21

Statements of Cash Flows for the years ended March 31, 2001 and March 31, 2002.............................    22

Notes to Financial Statements..............................................................................   23-32

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders

AML Communications, Inc.

We have audited the accompanying balance sheet of AML Communications, Inc. as of March 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2002, the Company incurred a net loss of $713,000, and it had negative cash flows from operations of $1,145,000. In addition, the Company had an accumulated deficit of $8,306,000 as of March 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

June 7, 2002

                            AML COMMUNICATIONS, INC.

                                  BALANCE SHEET

                              AS OF MARCH 31, 2002


ASSETS

Current Assets:
     Cash and cash equivalents .................................................      $    160,000
     Accounts receivable, net of allowance for doubtful accounts of $57,000 ....         1,445,000
     Inventories, net ..........................................................         1,102,000
     Other current assets ......................................................           237,000
                                                                                      ------------
          Total current assets .................................................         2,944,000


Property and Equipment, at cost: ...............................................         4,699,000
     Less--Accumulated depreciation and amortization ...........................        (3,406,000)
                                                                                      ------------
                                                                                         1,293,000

Other assets ...................................................................            38,000
                                                                                      ------------
                                                                                      $  4,275,000
                                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................................      $    882,000
     Line of credit ............................................................           336,000
     Current portion of capital lease obligations ..............................           223,000
     Accrued expenses:
             Accrued payroll and payroll related expenses ......................           145,000
             Customer deposits .................................................           145,000
             Other accrued expenses ............................................            96,000
                                                                                      ------------
               Total current liabilities .......................................         1,827,000

Note Payable - Officers ........................................................            50,000
Capital lease obligations, net of current portion ..............................           330,000

Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value:
          1,000,000 shares authorized; no shares issued or
          outstanding ..........................................................
     Common stock, $.01 par value:
          15,000,000 shares authorized;
          7,943,959 shares issued and 7,829,456 shares outstanding .............            73,000
     Capital in excess of par value ............................................        10,524,000
     Treasury stock-- 114,500 shares, at cost ..................................          (223,000)
     Accumulated deficit .......................................................        (8,306,000)
                                                                                      ------------
             Total stockholders' equity ........................................         2,068,000
                                                                                      ------------
                                                                                      $  4,275,000
                                                                                      ============


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002


                                                                           YEAR ENDED
                                                                  -----------------------------
                                                                    MARCH 31,        MARCH 31,
                                                                      2001             2002
                                                                  -----------       -----------
Net sales ..................................................      $ 5,071,000       $ 5,875,000
Cost of goods sold .........................................        6,580,000         4,196,000
                                                                  -----------       -----------
          Gross profit (loss) ..............................       (1,509,000)        1,679,000

Operating Expenses:
     Selling, general and administrative ...................        2,385,000         1,085,000
     Research and development ..............................        2,937,000         1,357,000
                                                                  -----------       -----------
                                                                    5,322,000         2,442,000
                                                                  -----------       -----------
             Operating loss ................................       (6,831,000)         (763,000)

Other (Income) Expense:
     Interest income .......................................         (104,000)          (35,000)
     Interest expense ......................................           82,000           123,000
     Other .................................................            4,000          (138,000)
                                                                  -----------       -----------
                                                                      (18,000)          (50,000)
                                                                  -----------       -----------

          Loss before
             income tax expense ............................       (6,813,000)         (713,000)

Income tax expense .........................................         (288,000)               --
                                                                  -----------       -----------

          Net loss .........................................      $(7,101,000)      $  (713,000)
                                                                  ===========       ===========


Basic and Diluted Loss Per Common Share ....................      $     (1.02)      $     (0.09)
                                                                  ===========       ===========
Basic and Diluted Weighted Average Number of Shares of
  Common Stock Outstanding .................................        6,932,000         7,830,000
                                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002


                                                                                                        RETAINED
                                   COMMON STOCK           CAPITAL IN         TREASURY STOCK             EARNINGS/
                               ---------------------      EXCESS OF      ------------------------      ACCUMULATED
                                SHARES       AMOUNT       PAR VALUE        SHARES        AMOUNT          DEFICIT           TOTALS
                               ---------     -------     -----------     ---------      ---------      -----------      -----------
Balance, March 31, 2000 ....   6,315,256     $64,000     $ 9,480,000      (114,500)     $(223,000)     $  (492,000)     $ 8,829,000

   Exercise of stock options       1,750          --           2,000            --             --               --            2,000

   Private placement .......     615,383       5,000         495,000            --             --               --          500,000

   Issuance of Warrants ....          --          --          59,000            --             --               --           59,000

   Net loss ................          --          --              --            --             --       (7,101,000)      (7,101,000)
                               ---------     -------     -----------     ---------      ---------      -----------      -----------

Balance, March 31, 2001 ....   6,932,389      69,000      10,036,000      (114,500)      (223,000)      (7,593,000)       2,289,000

   Private placement .......     897,067       4,000         488,000            --             --               --          492,000

   Net loss ................          --          --              --            --             --         (713,000)        (713,000)
                               ---------     -------     -----------     ---------      ---------      -----------      -----------

Balance, March 31, 2002 ....   7,829,456     $73,000     $10,524,000      (114,500)     $(223,000)     $(8,306,000)     $ 2,068,000
                               =========     =======     ===========     =========      =========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2002


                                                                          YEAR ENDED
                                                                 ----------------------------
                                                                   MARCH 31,        MARCH 31,
                                                                     2001             2002
                                                                 -----------      -----------
Cash Flows from Operating Activities:
     Net loss ..............................................     $(7,101,000)     $  (713,000)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization ....................         940,000          784,000
          Loss (gain) on sale of fixed assets ..............              --         (101,000)
          Changes in assets and liabilities:
               Decrease (increase) in:
                    Accounts receivable ....................         394,000         (704,000)
                    Inventories ............................       1,203,000           36,000
                    Other current assets ...................         166,000          108,000
                    Other assets ...........................         184,000           81,000
               Increase (decrease) in:
                    Accounts payable .......................         594,000         (419,000)
                    Accrued expenses .......................        (109,000)        (217,000)
                    Income taxes payable ...................        (190,000)              --
                                                                 -----------      -----------
                    Net cash used in operating activities ..      (3,919,000)      (1,145,000)
                                                                 -----------      -----------
Cash Flows from Investing Activities:
     Purchases of property and equipment ...................        (382,000)        (170,000)
     Proceeds from the sale of property and equipment ......              --          116,000
                                                                 -----------      -----------
                    Net cash used in investing activities ..        (382,000)         (54,000)
                                                                 -----------      -----------
Cash Flows from Financing Activities:
     Proceeds from exercise of stock options ...............           2,000               --
     Proceeds from private stock placement .................         500,000          492,000
     Proceeds from line of credit ..........................         143,000          192,000
     Proceeds from note payable ............................              --           50,000
     Principal payments capital lease obligations ..........        (143,000)        (235,000)
                                                                 -----------      -----------
                    Net cash provided by
                      financing activities .................         502,000          499,000
                                                                 -----------      -----------
Net decrease in Cash and Cash Equivalents ..................      (3,799,000)        (700,000)
Cash and Cash Equivalents, beginning of year ...............       4,659,000          860,000
                                                                 -----------      -----------
Cash and Cash Equivalents, end of year .....................     $   860,000      $   160,000
                                                                 ===========      ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:

              Interest .....................................     $    82,000      $   123,000
                                                                 ===========      ===========
              Income taxes .................................     $   190,000      $        --
                                                                 ===========      ===========
     Non-cash transactions:
              Debt incurred to purchase equipment ..........     $   558,000      $   190,000
                                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            AML COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. LINE OF BUSINESS

        AML Communications, Inc. designs and manufactures RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the Defense Microwave and Wireless Communications Markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the year ended March 31, 2002, the Company incurred a net loss of $ 713,000 and it had negative cash flows from operations of approximately $1.1 million. These factors, among others raise substantial doubt about the Company's ability to continue as a going concern.

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

        The Company intends to locate additional investors for raising additional sources of financing in addition to the approximately $1.0 million raised from March 2001 through January 2002 in private placement offerings. Other sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that the Company will be able to successfully obtain financing at terms acceptable to the Company.

     Concentration of Cash

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2002, the Company had cash and cash equivalent balances totaling $51,000 in financial institutions which were in excess of federally insured amounts.

     Credit Risk

        The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence the accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectable.

        During fiscal 2001, the Company had sales to two customers that represented 22.4% and 12.0% of net sales, respectively. During fiscal 2002, the Company had sales to three customers which represented 24.2%, 21.4% and 12.6% of net sales, respectively. As of March 31, 2002, these three customers comprised 73.1%, 8.3% and 0.0% of accounts receivable, respectively.

        The Company's customers are comprised primarily of cellular service providers, original equipment manufacturers ("OEMs"), and defense sub contractors. Customers are located primarily throughout the United States. However, the Company also had sales to customers in South America, Western Europe, Canada, Israel, and Russia. During the fiscal years ended March 31, 2001 and March 31, 2002, international sales were $199,000, or 3.9% of net sales and $103,000, or 1.8% of net sales, respectively.

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

        In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective April 1, 2000. SAB No. 101 has not had a material effect on the Company's revenue recognition and results of operations.

     Inventories

        Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:


                       MARCH 31, 2002
                       --------------
Raw materials ......     $  896,000
Work in process ....        104,000
Finished goods .....        102,000
                         ----------
                         $1,102,000
                         ==========


        The reserve for inventory at March 31, 2002 was $518,000.

     Depreciation and Amortization

        Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:


Machinery and equipment.......................................  3 to 5 years
Furniture and fixtures........................................  5 years
Leasehold improvements........................................  Life of lease


        Depreciation expense for the years ended March 31, 2001 and March 31, 2002 were $940,000 and $784,000, respectively.

        The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

        Property and equipment consist of the following:


                                 MARCH 31, 2002
                                 --------------
Machinery and equipment ......     $3,908,000
Furniture and fixtures .......        131,000
Leasehold improvements .......        660,000
                                   ----------
                                   $4,699,000
                                   ==========


     Warranty and Customer Support

        The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

     Earnings (Loss) Per Share

        Earnings per share calculations are in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Accordingly, "basic" earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method).

Due to the loss in fiscal 2001 and fiscal 2002, the effect of outstanding options was not included as the effect would be anti-dilutive.

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

     Product Lines

        The Company operates as one reportable business segment. The Company designs and manufactures RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the Defense Microwave and Wireless Communications Markets. The revenues earned by each product line are as follows:


(DOLLARS IN THOUSANDS)
                                                       YEAR ENDED MARCH 31,
                                        ------------------------------------------------
Revenues                                        2001                       2002
                                        ---------------------      ---------------------
Cellular and other ................     $  1,148         22.7%     $    629         10.7%
PCS and two-way messaging .........        2,628         51.8         2,404         40.9
Defense microwave and other .......        1,295         25.5         2,842         48.4
                                        --------     --------      --------     --------
Total net sales ...................        5,071        100.0         5,875        100.0

        Research and Development Costs

        Research and development costs are charged to expense as incurred.

        Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes payable - related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

        Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2001 and 2002 were $87,000 and $8,000, respectively.

        Recently Issued Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.


3. DEBT AND LEASE COMMITMENTS

     Bank Line of Credit

        In November 2001, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (5.75% at March 31, 2002). This line of credit is secured by substantially all of the Company's assets and expires on November 20, 2002. As of March 31, 2002, there was $336,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants.

     Capital and Operating Lease Obligations

        The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2003. Total rent expense under these operating leases was approximately $159,000 and $164,000 during the years ended March 31, 2001 and 2002, respectively. Included in property and equipment is approximately $1.0 million of equipment, which is leased under non-cancelable leases, accounted for as capital leases which expire through January, 2006. The effective interest rate for these leases range from 8.6% to 15.0%. The accumulated depreciation under capital leases amounted to $419,000 as of March 31, 2002.

        Total minimum lease payments under the above leases are as follows:



                                                   Capital      Operating
                                                    Leases        Leases       Total
                                                  ---------     ---------     --------
Year ending March 31,
2003 ........................................     $ 273,000      $177,000     $450,000
2004 ........................................       199,000        15,000      214,000
2005 ........................................       114,000            --      114,000
2006 ........................................        59,000            --       59,000
Thereafter ..................................            --            --           --
                                                  ---------      --------     --------
                                                    645,000      $192,000     $837,000
                                                  =========      ========     ========
Less--Amount representing interest ..........       (92,000)
                                                  --------
Present value of minimum lease payments .....       553,000
Less--Current portion .......................      (223,000)
                                                   --------
                                                   $330,000
                                                   ========


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

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2001 and 2002 are as follows:


                                                         MARCH 31,                         MARCH 31,
                                                          2001                               2002
                                             -----------------------------       -----------------------------
                                                AMOUNT           PERCENT            AMOUNT           PERCENT
                                             -----------       -----------       -----------       -----------
Income tax at statutory federal rate ...     $(2,316,000)            (34.0%)     $  (242,000)            (34.0%)
State income taxes, net of federal
income tax .............................              --                --                --                --
Effect of permanent differences ........           4,000               0.5             2,000               0.2
Change in valuation allowance ..........       3,018,000              54.5           240,000              33.8
Other ..................................        (418,000)            (18.0)                0               0.0
                                             -----------       -----------       -----------       -----------
                                             $   288,000               2.9%      $         0               0.0%
                                             ===========       ===========       ===========       ===========


        Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        A detail of the Company's deferred tax asset as of March 31, 2002 follows:


Inventory reserves ..........................     $   206,000
Allowance for doubtful accounts .............          22,000
Accrued vacation ............................          26,000
Accrued warranty and customer support .......          12,000
Other .......................................          27,000
General tax credit carryforwards ............         673,000
Net operating loss carryforwards ............       4,258,000
Depreciation ................................         (44,000)
                                                  -----------
                                                    5,180,000
Valuation allowance .........................      (5,180,000)
                                                  -----------
                                                  $         0
                                                  ===========


        As of March 31, 2002, the Company had federal net operating loss carryforwards of approximately $10 million, expiring at various dates though 2022.

5. COMMITMENTS AND CONTINGENCIES

        On July 17, 2001, we received notification of a Nasdaq Staff Determination indicating that we had failed to comply with the minimum market value of public float requirement for continued listing as required by Marketplace Rule 4450(a)(2), and that our securities were therefore subject to delisting from The Nasdaq National Market. At that time, the Nasdaq Listing Qualifications Staff also requested that we address two other Nasdaq Marketplace Rules that we were not in compliance with, specifically, the minimum net tangible assets and minimum bid price of $1.00 requirements of Nasdaq Marketplace Rules 4450(a)(3) and 4450 (a)(5), respectively. As permitted by Nasdaq rules, we requested a hearing before the Nasdaq Listings Qualifications Panel to review the Staff's determination and a date for the hearing was set for Friday, August 31, 2001. At the hearing, we requested that our common stock be transferred to the NASDAQ SmallCap Market. On October 4, 2001, the Nasdaq Listing Qualifications Panel granted our request for transfer to the NASDAQ SmallCap Market, conditioned upon the filing of our Form 10-Q for the period ended September 30, 2001 evidencing either net tangible assets of $2 million or shareholders equity of $2.5 million, which we complied with on November 8, 2001. As calculated in the financial statements of our Form 10-QSB for the period ended September 30, 2001, our net tangible assets were $2,270,000. Our common stock began trading on the Nasdaq SmallCap Market effective October 8, 2001.

        On November 27, 2001, the Nasdaq Listing Qualifications Panel further conditioned the continued listing of our common stock on the Nasdaq SmallCap Market upon the filing of our Form 10-Q for the period ended December 31, 2001 evidencing either net tangible assets of $2 million or shareholders equity of $2.5 million and upon our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. As calculated from the financial statements in our 10-QSB filed for the period ended December 31, 2001, our net tangible assets as of December 31, 2001 were $2,181,000. On January 2, 2002, The Nasdaq Stock Market reinstated the requirements for the minimum bid price of $1.00 and modified the rules for the grace period afforded members of the SmallCap Market from 90 days to 180 days. The reinstated and revised Nasdaq Marketplace Rules essentially allows us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price. If we were unable to attain and maintain the minimum $1.00 bid price, we would then be afforded a 180 calendar day grace period in which to regain compliance.

        On February 14, 2002, the Nasdaq Listing Qualification Panel notified the Company that it had failed to comply with the $1.00 minimum bid price requirement and that, if we could not show compliance with this requirement by August 13, 2002, our shares would be delisted from the Nasdaq Small Cap Market. Further, the Listing Qualifications Panel notified the Company that it would not be provided a second oral hearing on the bid issue and that the Company must be compliant on or before August 13, 2002. In order to regain compliance, our common stock would have to close over $1.00 for any ten consecutive trading days prior to August 13, 2002. The trading price of our common stock has not met the $1.00 minimum bid price requirement at any point in the last 60 days. We do not currently plan to undertake a reverse stock split or other recapitalization, and consequently, unless our share price improves in the near term, there is a significant risk that we will not regain compliance with the minimum bid price requirements prior to the August 13th deadline. Consequently, our common stock would be delisted from the Nasdaq Small Cap Market at the close of business on or about August 13, 2002 and would only trade on the over the counter market (commonly known as the bulletin board). Delisting from the Nasdaq Small Cap Market would likely have a substantial adverse effect on the liquidity of our common stock, which in turn is likely to have an adverse effect on the trading price of such stock.

6. STOCKHOLDERS' EQUITY

        Stock Option Plan

        The Company's Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 2,096,586 shares of common stock for periods not to exceed 10 years. Options typically vest 25% after one year from the date of grant with remaining options vesting at a rate of 25% per year thereafter. Options may be granted to employees, officers, directors and consultants. Activity under this plan is as follows:


                                                        WEIGHTED
                                         NUMBER OF       AVERAGE
                                          SHARES       EXERCISE PRICE
                                        ----------     --------------
Outstanding at March 31, 2000 .....        608,552      $     3.07

Granted ...........................        377,000            1.98
Exercised .........................         (1,750)           2.22
Canceled ..........................       (392,645)           2.62
                                        ----------

Outstanding at March 31, 2001 .....        591,157            2.75

Granted ...........................      1,372,250            0.75
Exercised .........................             --              --
Canceled ..........................       (365,282)           1.87
                                        ----------

Outstanding at March 31, 2002 .....      1,598,125      $     1.36
                                        ==========


        The weighted average fair value for options granted during each year was $1.54 and $0.75 for fiscal 2001 and fiscal 2002, respectively.

        The number of common stock options available for grant as of each year were 630,924 for fiscal 2001 and 123,956 for fiscal 2002.

        Options outstanding at March 31, 2002 and related weighted average price and life information is as follows:


                                      WEIGHTED             TOTAL
                       TOTAL           AVERAGE            WEIGHTED                        WEIGHTED
RANGE OF EXERCISE     OPTIONS       REMAINING LIFE        AVERAGE           OPTIONS       AVERAGE
    PRICES          OUTSTANDING        (YEARS)         EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
-----------------   -----------     --------------     --------------     -----------   --------------
$0.65-$1.94          1,455,125            1.31            $    0.94          752,719     $    0.98
$1.95-$2.81             20,000            7.89            $    2.16           13,750     $    2.12
$2.82-$3.88             52,250            8.59            $    3.24           21,063     $    3.32
$3.89-$6.67             53,250            6.58            $    5.88           49,750     $    6.00
$6.68-$15.75            17,500            5.20            $   14.65           17,500     $   14.65
------------         ---------        --------            ---------        ---------     ---------
$0.65-$15.75         1,598,125            1.85                 1.35          854,781          1.63

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2002 and 2001:

                                            2002              2001
                                       --------------    ---------------
Net loss
    As reported                         $   (713,000)     $  (7,101,000)
    Pro forma                           $ (1,146,000)     $  (7,385,000)
Basic loss per common share
    As reported                         $      (0.09)     $       (1.02)
    Pro forma                           $      (0.15)     $       (1.07)


        For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2002 and 2001: dividend yields of 0% and 0%, respectively; expected volatility of 73% and 100%, respectively; risk-free interest rates of 4.4% and 6.2%, respectively; and expected lives of 2.89 and five years, respectively. The weighted-average fair value of options granted during the year ended March 31, 2002 for which the exercise price equals the market price on the grant date was $0.42, and the weighted-average exercise price was $0.88.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Warrants

        In connection with the renewal of the Company's Line of Credit facility through Silicon Valley Bank in November 2000, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company's common stock at $2.1875 per common share and have recorded a charge of $59,000 as shown on the statements of stockholders equity in the financial statements. This warrant expires in November 2007. As of March 31, 2002, none of the shares related to this warrant have been exercised.

        In connection with the March 2001 private placement of $500,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 40,000 shares of our common stock at a price of $1.125. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March, 2006. As of March 31, 2002, none of the shares related to this warrant have been exercised.

        In connection with the September 2001 private placement of $100,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 8,000 shares of our common stock at a price of $0.65. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in September, 2006. As of March 31, 2002, none of the shares related to this warrant have been exercised.

        In connection with an agreement for investor relations services to be performed during fiscal 2002, we issued warrants to CastleRook Financial Partners, LLC to purchase a total of 75,000 shares of the Company's common stock at a price of $0.72. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in August, 2003. As of March 31, 2002, none of the shares related to this warrant have been exercised.

        Stock Repurchase Program

        In August 1998, the Company announced that its board of directors authorized a stock repurchase program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the repurchase program were bought from time to time in the open market and are held for issuance in connection with the future exercise of employee stock options. The Company repurchased 114,500 shares at an aggregate cost of $224,000 in fiscal year 1999. For the year ended March 31, 2002, the Company did not repurchase any shares in open market transactions.

7. EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no discretionary matching contribution for the years ended March 31, 2001 and 2002. Additionally, no contributions were made for the years ended March 31, 2001 and 2002.

8. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of fiscal 2002, we recorded an adjustment of $102,000 to reduce an accrued liability related to a calculation for the payment of employee performance bonuses. The primary condition for the payment of any bonus structure was the profitability of the Company. As we were not profitable during the years related to the bonus accrual, no bonus was paid, nor is any bonus contractually owed to any current or former AML employee.

9. LEGAL PROCEEDINGS

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

10. RELATED PARTY TRANSACTIONS

        In December 2001, we entered into a promissory note with a principal value of $50,000 with Mr. Tiberiu Mazilu, PhD, an officer and director of the Company. The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company's termination of Dr. Mazilu's employment with the Company.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

        The Board of Directors consists of seven directors divided into three classes serving staggered three-year terms. The following table sets forth certain information with respect to the executive officers and directors of the
Company:


NAME                         AGE     POSITION                                                TERM EXPIRES
----                         ---     --------                                                ------------
Jacob Inbar                  53      Chairman of the Board, President and Chief              2004
                                     Executive Officer

Tiberiu Mazilu               56      Vice President, Engineering and Director                2002

Edwin J. McAvoy              58      Secretary, Vice President, Sales                        2003
                                     and Director

David A. Derby               61      Director                                                2003

Richard W. Flatow            61      Director                                                2002

Gerald Starek                61      Director                                                2004


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

        EDWIN J. MCAVOY is a co-founder of the Company and has served as its Vice President, Sales and Marketing and as a Director since March 2001. Mr. McAvoy previously served as the Company's Vice President, Sales and Marketing and as a Director from November 1986 until February, 1999 and then as Director of Custom Programs from March 1999 to September 2000. Mr. McAvoy holds a B.S. degree in Applied Engineering from Technical College, Grimsby, England.

        DAVID A. DERBY has been a Director of the Company since December 1995, and has been a management consultant since September 2001. Mr. Derby has served as a Director of SYS since 2001 and serves on the board of The Fellowship Center and the Corporate Directors Forum, two non-profit organizations in San Diego County. From May 1982 to September 2001, Mr. Derby was President, Chief Executive Officer and a Director of Datron Systems Incorporated (NASDAQ: DTSI), a manufacturer of radio and satellite communication systems and products. From April 1998 to September 2001, Mr. Derby was also the Chairman of the Board of Datron Systems Incorporated.

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

        GERALD M. STAREK has been a Director of the Company since March 1999, and has served as a Director of Advanced Energy Industries, Inc. since 1998 (NASDAQ: AEIS). From 1993 to 1995, Mr. Starek served on the Board of Directors of Systems Chemistry, Inc., a privately held company that was purchased in 1995 by SubMicron Systems, Inc. Previously, Mr. Starek served as President, Chief Executive Officer and Chairman of the Silicon Valley Group, a supplier of automated wafer processing equipment for the semiconductor industry that he founded in 1977.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act"), requires directors, certain officers of the Company and persons holding more than 10% of the Company's Common Stock to file reports concerning their ownership of common stock by dates established under the Act and also requires that the Company disclose in this annual report on Form 10-KSB any non-compliance with those requirements during the fiscal year ended March 31, 2002. Based solely upon a review of reports delivered to the Company for fiscal 2002, all Section 16(a) filing requirements were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on September 11, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2002 Annual Meeting of the Stockholders to be held on September 11, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In March, 2001, we closed a private placement in the form of an equity investment worth $500,000 to a group of investors led by Mr. Jacob Inbar, the Company's President and Chief Executive Officer. Under the terms of the agreement, the common stock will be priced at $0.812 per share, which represents a discount of twenty-five percent of the average closing share price for the previous three days. In consideration for receiving unregistered shares of common stock, the non-management members of the investor group will receive warrants for 40,000 shares priced at $1.125, the closing price on March 13, 2001. The Company has not recorded a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March, 2006.

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


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a) The following are attached as Exhibits to this Form 10-KSB:

        3.1     Certificate of Incorporation.(1)

        3.2     Bylaws.(1)

        10.1    AML Communications, Inc. Stock Incentive Plan.(1)

        10.2    Form of Incentive Stock Option Agreement.(1)

        10.3    Form of Non-employee Director Incentive Stock Option
                Agreement.(1)

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

        10.6    Stock Option Agreement, dated August 28, 1996, between the
                Company and David A. Derby.(7)

        10.7    Stock Option Agreement, dated December 15, 1995, between the
                Company and Richard W. Flatow.(7)

        10.8    Stock Option Agreement, dated August 28, 1996, between the
                Company and Richard W. Flatow.(7)

        10.9 Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.(7)

        10.10   Form of Indemnity Agreement.(1)

        10.11 Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30, 1996, between the Company and
                Parr-Bohn Properties, Ltd. II, a California Limited
                Partnership.(2)

        10.12   Lease, dated March 11, 1996, between the Company and Parr-Bohn
                Properties, Ltd. II, a California Limited Partnership.(3)

        10.13   Business Loan Agreement dated August 2, 1996, between the
                Company and Bank of America National Trust and Savings
                Association.(4)

        10.14   Security Agreement dated August 2, 1996, between the Company and
                Bank of America National Trust and Savings Association.(4)

        10.15   Amendment No. 1 dated September 2, 1997 to Business Loan
                Agreement dated August 2, 1996 between the Company and Bank of
                America National Trust and Savings Association.(5)

        10.16   Stock Incentive Plan of AML Communications, Inc., as Amended and
                Restated on June 24, 1998.(6)

        10.17   Form of amended Non-employee Director Stock Option Agreement.(6)

        10.18   Amendment No. 2 dated September 1, 1998 to Business Loan
                Agreement dated August 2, 1996 between the Company and Bank of
                America National Trust and Savings Association.(6)

        10.19   Change in Control Agreement dated August 25, 1998 between the
                Company and Kirk A. Waldron.(8)

        10.20 Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar.(8)

        10.21 Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu.(8)

        10.22 Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.(8)

        10.23   Loan and Security Agreement dated October 26, 1999 between the
                Company and Silicon Valley Bank.(9)

        10.24   Intellectual Property Security Agreement.(9)

        10.25   Loan and Security Agreement dated November 10, 2000 between the
                Company and Silicon Valley Bank.(10)

        10.26   Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank.(10)

        10.27 Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley

                                       35

                Bank.(10)

        10.28   Change in Control Agreement dated December 20, 2000 between the
                Company and Karl R. Brier.(11)

        10.29   Change in Control Agreement dated December 20, 2000 between the
                Company and Scott T. Behan.(11)

        10.30   Change in Control Agreement dated December 20, 2000 between the
                Company and Kevin W. Pietramala.(11)

        10.31 Settlement and Release Agreement dated January 17, 2001 between the Company and Jacob Inbar.(11)

        10.32   Copy of letter from Arthur Andersen LLP to the Securities &
                Exchange Commission.(12)

        10.33   Termination and Change in Control Agreement dated September 12,
                2001 between the Company and Jacob Inbar.(13)

        10.34   Termination and Change in Control Agreement dated September 12,
                2001 between the Company and Tiberiu Mazilu.(13)

        10.35   Termination and Change in Control Agreement dated September 12,
                2001 between the Company and Edwin McAvoy.(13)

        10.36   Change in Control Agreement dated September 12, 2001 between the
                Company and Gary Rogers.(13)

        10.37   Change in Control Agreement dated September 12, 2001 between the
                Company and Si Le.(13)

        10.38   Change in Control Agreement dated September 12, 2001 between the
                Company and David Swoish.(13)

        10.39   Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank.(14)

        10.40 Promissory Note dated December 30, 2001 between Tiberiu Mazilu and AML Communications Inc.(14)

        23.1    Consent of Singer Lewak Greenbaum & Goldstein, LLP.

-----------------------
        (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.

        (2) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996 and incorporated herein by reference.

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

        (12) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8K dated May 1, 2001 and incorporated herein by reference.

        (13) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's

                Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

        (14) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.

        + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)     Reports on Form 8-K

        None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:       /s/ Jacob Inbar                              Dated: June 28, 2002
    -------------------------------------                    -----------------
              Jacob Inbar
    President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                Title                        Date
------------------------------------        ---------------------------         ------------
     /s/  Jacob Inbar                       President, Chief                    June 28, 2002
------------------------------------        Executive Officer and
         Jacob Inbar                        Chairman of the Board

     /s/ Tiberiu Mazilu                     Vice President-Engineering          June 28, 2002
------------------------------------        and Director
     Tiberiu Mazilu

     /s/  Edwin J. McAvoy                   Secretary, Vice                     June 28, 2002
------------------------------------        President-Sales,
     Edwin J. McAvoy                        and Director

    /s/  David A. Swoish                    Director of Finance                 June 28, 2002
------------------------------------        Chief Accounting Officer
      David A. Swoish

      /s/  David A. Derby                   Director                            June 28, 2002
------------------------------------
     David A. Derby

      /s/  Richard W. Flatow                Director                            June 28, 2002
------------------------------------
    Richard W. Flatow

     /s/ Gerald M Starek                    Director                            June 28, 2002
------------------------------------
    Gerald M. Starek

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
3.1           Certificate of Incorporation.(1)

3.2           Bylaws.(1)

10.1          AML Communications, Inc. Stock Incentive Plan.(1)

10.2          Form of Incentive Stock Option Agreement.(1)

10.3          Form of Non-employee Director Incentive Stock Option Agreement.(1)

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

10.6          Stock Option Agreement, dated August 28, 1996, between the
              Company and David A. Derby.(7)

10.7          Stock Option Agreement, dated December 15, 1995, between the
              Company and Richard W. Flatow.(7)

10.8          Stock Option Agreement, dated August 28, 1996, between the
              Company and Richard W. Flatow.(7)

10.9 Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.(7)

10.10         Form of Indemnity Agreement.(1)

10.11         Standard offer, Agreement and Escrow Instructions for Purchase of
              Real Estate dated January 30, 1996, between the Company and
              Parr-Bohn Properties, Ltd. II, a California Limited
              Partnership.(2)

10.12         Lease, dated March 11, 1996, between the Company and Parr-Bohn
              Properties, Ltd. II, a California Limited Partnership.(3)

10.13 Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings Association.(4)

10.14         Security Agreement dated August 2, 1996, between the Company and
              Bank of America National Trust and Savings Association.(4)

10.15         Amendment No. 1 dated September 2, 1997 to Business Loan
              Agreement dated August 2, 1996 between the Company and Bank of
              America National Trust and Savings Association.(5)

10.16         Stock Incentive Plan of AML Communications, Inc., as Amended and
              Restated on June 24, 1998.(6)

10.17         Form of amended Non-employee Director Stock Option Agreement.(6)

10.18         Amendment No. 2 dated September 1, 1998 to Business Loan
              Agreement dated August 2, 1996 between the Company and Bank of
              America National Trust and Savings Association.(6)

10.19         Change in Control Agreement dated August 25, 1998 between the
              Company and Kirk A. Waldron.(8)

10.20 Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar.(8)

10.21 Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu.(8)

10.22 Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.(8)

10.23         Loan and Security Agreement dated October 26, 1999 between the
              Company and Silicon Valley Bank.(9)

10.24         Intellectual Property Security Agreement.(9)

10.25         Loan and Security Agreement dated November 10, 2000 between the
              Company and Silicon Valley Bank.(10)

10.26         Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank.(10)

10.27 Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank.(10)

10.28         Change in Control Agreement dated December 20, 2000 between the
              Company and Karl R. Brier.(11)

10.29         Change in Control Agreement dated December 20, 2000 between the
              Company and Scott T. Behan.(11)

10.30         Change in Control Agreement dated December 20, 2000 between the
              Company and Kevin W. Pietramala.(11)

10.31 Settlement and Release Agreement dated January 17, 2001 between the Company and Jacob Inbar.(11)

10.32         Copy of letter from Arthur Andersen LLP to the Securities &
              Exchange Commission.(12)

10.33         Termination and Change in Control Agreement dated September 12,
              2001 between the Company and Jacob Inbar.(13)

10.34         Termination and Change in Control Agreement dated September 12,
              2001 between the Company and Tiberiu Mazilu.(13)

10.35         Termination and Change in Control Agreement dated September 12,
              2001 between the Company and Edwin McAvoy.(13)

10.36         Change in Control Agreement dated September 12, 2001 between the
              Company and Gary Rogers.(13)

10.37         Change in Control Agreement dated September 12, 2001 between the
              Company and Si Le.(13)

10.38          Change in Control Agreement dated September 12, 2001 between the
               Company and David Swoish.(13)

10.39          Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank.(14)

10.40 Promissory Note dated December 30, 2001 between Tiberiu Mazilu and AML Communications Inc.(14)

23.1           Consent of Singer Lewak Greenbaum & Goldstein, LLP.

-----------------------

        (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.

        (2) Previously filed with the Securities and Exchange Commission as an exhibit to Current Report on Form 8-K of the Company, as filed with the Securities and Exchange Commission on March 13, 1996 and incorporated herein by reference.

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

        (12) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8K dated May 1, 2001 and incorporated herein by reference.

        (13) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

        (14) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.