Form 10QSB
period 2002-06-30
AML COMMUNICATIONS INC
filed 2002-08-12
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002 or

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 5, 2002:        7,829,456

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Number of pages in this Form 10-Q  SB   16

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$309,000	$160,000
Accounts receivable, net of allowance for doubtful accounts of $52,100 at June 30, 2002 and $57,150 March 31, 2002	999,000	1,445,000
Inventories, net	1,113,000	1,102,000
Other current assets	166,000	237,000
Total current assets	2,587,000	2,944,000

Property and Equipment, at cost:	4,756,000	4,699,000
Less — Accumulated depreciation and amortization	(3,564,000)	(3,406,000)
	1,192,000	1,293,000

Other Assets	38,000	38,000
	$3,817,000	$4,275,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$356,000	$882,000
Line of credit	572,000	336,000
Current portion of capital lease obligations	268,000	223,000
Accrued expenses:
Accrued payroll and payroll related expenses	116,000	145,000
Customer deposit	12,000	145,000
Other accrued liabilities	114,000	96,000
Total current liabilities	1,438,000	1,827,000

Note payable — officers	50,000	50,000
Capital Lease Obligations, net of current portion	276,000	330,000

Stockholders’ Equity:
Preferred stock, $.01 par value:
1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
15,000,000 shares authorized; 7,943,959 shares issued and 7,829,459 shares outstanding at June 30, 2002 and at March 31, 2002	73,000	73,000
Capital in excess of par value	10,524,000	10,524,000
Treasury stock-114,500 shares, at cost	(223,000)	(223,000)
Accumulated deficit	(8,321,000)	(8,306,000)
	2,053,000	2,068,000
	$3,817,000	$4,275,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001

Net sales	$1,332,000	$1,854,000
Cost of goods sold	708,000	1,136,000
Gross profit	624,000	718,000

Operating expenses:
Selling, general and administrative	300,000	276,000
Research and development	322,000	368,000
	622,000	644,000

Operating income	2,000	74,000

Other (expense) income, net	(18,000)	(23,000)
Income (loss) before provision for income taxes	(16,000)	51,000
Provision for income taxes	—	—

Net income (loss)	$(16,000)	$51,000

Basic and diluted earnings (loss) per common share	$0.00	$0.01
Basic and diluted weighted average number of shares of common stock outstanding	7,829,000	6,932,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2002	June 30, 2001

Cash Flows from Operating Activities:
Net profit (loss)	$(16,000)	$51,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,000	201,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	446,000	(120,000)
Inventories	(11,000)	141,000
Other current assets	71,000	159,000
Other assets	—	(3,000)
Increase (decrease) in:
Accounts payable	(526,000)	(704,000)
Accrued expenses	(144,000)	(264,000)
Net cash used in operating activities	(22,000)	(539,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,000)	(28,000)
Net cash used in investing activities	(7,000)	(28,000)

Cash Flows from Financing Activities:
Exercise of stock options	—	—
Proceeds from line of credit	236,000	166,000
Principal payments on capital lease obligations	(58,000)	(69,000)
Net cash from (used in) financing activities	178,000	97,000
Net Decrease in Cash and Cash Equivalents	149,000	(470,000)
Cash and Cash Equivalents, beginning of period	160,000	860,000
Cash and Cash Equivalents, end of period	$309,000	$390,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,000	$36,000
Income taxes	—	—
Non-cash transactions:
Debt incurred to purchased property and equipment	$50,000	$137,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

1.             Basis of Presentation

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave and wireless communications markets.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month periods presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Going Concern Issues

 In connection with the audit for the year ended March 31, 2002, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern.  Our financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty. These financial statements should be read in conjunction with the Company’s March 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

3.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2002	March 31, 2002
	(Unaudited)	(Audited)
Raw materials	$880,000	$896,000
Work-in-process	118,000	104,000
Finished goods	115,000	102,000
	$1,113,000	$1,102,000

4.                                      Line of Credit

In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (5.75% at June 30, 2002).  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2002. As of June 30, 2002, there were $572,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

5.                                      Capital Leases

In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000.  The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

6.                                      Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.”  This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-Acquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.  The provisions of this statement apply to all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method for those business combinations is prohibited.  This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  It is effective for fiscal years beginning after December 15, 2001.  Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.  This statement is not applicable to the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees.    This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.    The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements.  This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded.  SFAS No. 44 has been rescinded as it is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

7.                                        Subsequent Events

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

On November 27, 2001, the Nasdaq Listing Qualifications Panel further conditioned the continued listing of our common stock on the Nasdaq SmallCap Market upon the filing of our Form 10-Q for the period ended December 31, 2001 evidencing either net tangible assets of $2 million or shareholders equity of  $2.5 million and upon our compliance with all the requirements for continued listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price of $1.00. As calculated from the financial statements in our 10-QSB filed for the period ended December 31, 2001, our net tangible assets as of December 31, 2001 were $2,181,000. On January 2, 2002, The Nasdaq Stock Market reinstated the requirements for the minimum bid price of $1.00 and modified the rules for the grace period afforded members of the SmallCap Market from 90 days to 180 days. The reinstated and revised Nasdaq Marketplace Rules essentially allowed us 30 consecutive trading days from January 2, 2002 with which to comply to the minimum $1.00 bid price.  If we were unable to attain and maintain the minimum $1.00 bid price, we would then be afforded a 180 calendar day grace period in which to regain compliance.

On February 14, 2002, the Nasdaq Listing Qualification Panel notified the Company that we had failed to comply with the $1.00 minimum bid price requirement and that, if we could not show compliance with this requirement by August 13, 2002, our shares would be delisted from the Nasdaq SmallCap Market. Further, the Listing Qualifications Panel notified the Company that it would not be provided a second oral hearing on the bid issue and that the Company must be compliant on or before August 13, 2002. In order to regain compliance, our common stock would have to close over $1.00 for any ten consecutive trading days prior to August 13, 2002. The trading price of our common stock has not met the $1.00 minimum bid price requirement at any point in the last 60 days and there is currently no possibility that we will regain compliance with the minimum bid price requirements prior to the August 13th deadline.  Consequently, our common stock is almost certain to be delisted from the Nasdaq SmallCap Market at the close of business on or about August 13, 2002 and will only trade on the over the counter market (commonly known as the bulletin board).  Delisting from the Nasdaq SmallCap Market would have a substantial adverse effect on the liquidity of our common stock, which in turn is likely to have an adverse effect on the trading price of such stock.

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

Please read the factors set forth in “Additional Factors That May Affect Future Results” and other risks detailed in the Company’s SEC filings.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this report is filed with the SEC or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales.  Net sales for the three months ended June 30, 2002 were $1.3 million, compared to net sales of $1.9 million in the three months ended June 30, 2001, a decrease of 28.2%. The decrease in sales is largely attributable to reduced sales for our PCS and two-way messaging products in the ongoing contraction of the global wireless communications market and the fulfillment of a single contract for these products during the quarter ended June 30, 2001. Net sales of PCS and two-way messaging products for the three months ended June 30, 2002 were $31,000, or 2.3% of net sales, compared to $869,000, or 46.9% of net sales, for the three months ended June 30, 2001. Sales of our cellular and other products decreased to $77,000, or 5.8% of net sales for the three months ended June 30, 2002 compared to $209,000, or 11.3% of net sales for the three months ended June 30, 2001. This decrease can be attributed the aforementioned softness in the wireless communications market and the decrease in demand for our legacy cellular products as wireless service providers replace their cellular equipment with newer, non-cellular based equipment. The decrease in PCS, two-way messaging and cellular sales was partially offset by an increase in sales of our MIC, defense related, amplifier products of approximately 159%. Specifically, sales of our MIC products were $1.2 million, or 91.9% of net sales for the three months ended June 30, 2002 compared to sales of $771,000, or 41.6% of net sales for the three months ended June 30, 2001. The increase in defense related MIC sales is largely attributable to our continued penetration of the fractured MIC market, the doubling in our acquisition rate for new MIC customers, and increased demand for defense related MIC products due to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of the U.S. government’s announced plans to increase defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue.

Gross profit.  Gross profit for the three months ended June 30, 2002 was $624,000 or 46.8% of net sales, compared to $718,000, or 38.7% of net sales, for the three months ended June 30, 2001.  Gross profit increased as a result of increased material margins for our defense related MIC products, which accounted for 91.9% of sales during the quarter ended June 30, 2002, and due to the effects from cost reductions and efficiency gains. We expect pressure on selling prices in all markets to continue in fiscal 2003.

Selling, general and administrative costs.  Selling, general and administrative costs for the three months ended June 30, 2002, were $300,000, or 22.5% of net sales, compared to $276,000, or 14.9% of net sales, for the three months ended June 30, 2001.  The increase is attributable to an increase in commissions expense recognized from the amortization of prepaid royalties related to sales from certain product lines purchased in December 1999, from additional labor and benefit costs due to the expansion of our sales and marketing department, and from increased advertising costs. Lower legal and investor relation fees offset these increases. We believe that increased investment in our sales and marketing efforts are imperative to meet our future goals.

Research and development costs.  Research and development costs for the three months ended June 30, 2002 were $322,000, or 24.2% of net sales, compared to $368,000, or 19.8% of net sales, for the three months ended June 30, 2001.  The decrease is primarily due to lower material and labor costs on fewer research and development projects in the current quarter ended June 30, 2002. Expenses attributable to research and development projects were reduced by the completion of the development of products and by the reduction in new, customer-driven product research resulting from the current market conditions for wireless products. During the quarter ended June 30, 2002 we expanded our offering of catalog products and modules that will allow for a rapid assembly of MIC amplifiers to enable a 10-day delivery on new defense orders. We believe continued investment in the development of a broad-based product line could increase research and development costs in future quarters.

Other income, net.  Other expense for the three months ended June 30, 2002 was $18,000, compared to other expense of $23,000 for the three months ended June 30, 2001.  The decrease is due mainly to decreased interest expense related to capital leases .

Provision for income taxes.  For both the three months ended June 30, 2002 and June 30, 2001, we recorded no provision for or benefit from income taxes. Although we recorded a net loss for the three months ended June 30, 2002, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits  and we did not record a provision for taxes for the first quarter of fiscal 2001 as the tax effect on the income will be mitigated by the utilization of loss carry-forwards.

Net income/loss.  For the reasons set forth above, we generated a net loss in the first quarter of fiscal 2003 of $16,000, compared to net income of $51,000 in the first quarter of fiscal 2002.

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

In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (5.75% at June 30, 2002).  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2002. As of June 30, 2002, there were $572,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000.  The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

At June 30, 2002, we had $309,000 in cash and cash equivalents. Our operating activities used cash of approximately $22,000 in first quarter of fiscal 2002, primarily as a result of the reduction of accounts payable balances. Our capital expenditures of $7,000 for first quarter of fiscal 20021 were primarily for manufacturing test equipment.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of  our fiscal year ended March 31, 2002, in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB. For the year ended March 31, 2002, we incurred a net loss of $713,000, and negative cash flows from operations of approximately $1.1 million primarily as a result of the reduction of accounts payable balances. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

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

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of June 30, 2002 is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Revenue recognition. We are required to make judgements based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgements are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and related guidance. We make these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

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

Additional Factors That May Affect Future Results

                        Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations.  These factors include:

•                  industry-specific factors (including the reliance upon growth of the defense microwave and wireless communications markets, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

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

On February 14, 2002, the Nasdaq Listing Qualification Panel notified the Company that it had failed to comply with the $1.00 minimum bid price requirement and that, if we could not show compliance with this requirement by August 13, 2002, our shares would be delisted from the Nasdaq Small Cap Market. Further, the Listing Qualifications Panel notified the Company that it would not be provided a second oral hearing on the bid issue and that the Company must be compliant on or before August 13, 2002. In order to regain compliance, our common stock would have to close over $1.00 for any ten consecutive trading days prior to August 13, 2002. The trading price of our common stock has not met the $1.00 minimum bid price requirement at any point in the last 60 days and there is currently no possibility that we will regain compliance with the minimum bid price requirements prior to the August 13th deadline. Consequently, our common stock is almost certain to be delisted from the Nasdaq SmallCap Market at the close of business on or about August 13, 2002 and will only trade on the over the counter market (commonly known as the bulletin board). Delisting from the Nasdaq Small Cap Market would have a substantial adverse effect on the liquidity of our common stock, which in turn is likely to have an adverse effect on the trading price of such stock.

For the year ended March 31, 2002, we incurred a net loss of $713,000 and negative cash flows from operations of approximately $1.1 million primarily as a result of the reduction of accounts payable balances. Our auditors considered these factors, combined with the current economic conditions and our ability to comply with all of the listing requirements to remain on the Nasdaq Small Cap Market, to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets and to a lesser extent, our continued listing on the Nasdaq SmallCap Market, is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of March 31, 2002 is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in us by a third party. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

(a)		Exhibits

	99.1	Certification by the Chief Executive Officer
	99.2	Certification by the Director of Finance

(b)		Reports on Form 8-K

The Company filed no current Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	August 12, 2002	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President
and Chief Executive Officer

Date:	August 12, 2002	/s/ David A. Swoish
David A. Swoish
Director of Finance and
Chief Accounting Officer