Form 10QSB
period 2002-09-30
AML COMMUNICATIONS INC
filed 2002-11-13
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 2002

or

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

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of  November 12, 2002:   7,829,459

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

Number of pages in this Form 10-QSB   18

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

BALANCE SHEETS

(unaudited)

	September 30, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$320,000	$160,000
Accounts receivable, net of allowance for doubtful accounts of $51,000 at September 30, 2002 and $57,000 at March 31, 2002	787,000	1,445,000
Inventories, net	1,013,000	1,102,000
Other current assets	162,000	237,000
Total current assets	2,282,000	2,944,000

Property and Equipment, at cost:	4,460,000	4,699,000
Less - Accumulated depreciation and amortization	(3,535,000)	(3,406,000)
	925,000	1,293,000

Other Assets	45,000	38,000
	$3,252,000	$4,275,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$431,000	$882,000
Line of credit	436,000	336,000
Current portion of capital lease obligations	217,000	223,000
Accrued expenses:
Accrued payroll and payroll related expenses	157,000	145,000
Customer deposits	2,000	145,000
Other accrued liabilities	241,000	96,000
Total current liabilities	1,484,000	1,827,000

Notes Payable - Officers	50,000	50,000
Capital Lease Obligations, net of current portion	144,000	330,000

Stockholders’ Equity:
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 7,943,959 shares issued and 7,829,459 shares outstanding at September 30, 2002 and at March 31, 2002	73,000	73,000

Capital in excess of par value	10,524,000	10,524,000
Treasury stock-114,500 shares, at cost	(223,000)	(223,000)
Accumulated deficit	(8,800,000)	(8,306,000)
	1,574,000	2,068,000
	$3,252,000	$4,275,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	$1,041,000	$1,391,000	$2,372,000	$3,245,000
Cost of goods sold	687,000	869,000	1,395,000	2,005,000
Gross profit (loss)	354,000	522,000	977,000	1,240,000

Operating expenses:
Selling, general & administrative	342,000	384,000	641,000	660,000
Research and development	313,000	365,000	636,000	733,000
	655,000	749,000	1,277,000	1,393,000
Loss from operations	(301,000)	(227,000)	(300,000)	(153,000)

Other income (expense), net	(177,000)	57,000	(194,000)	34,000
Loss before provision for income taxes	(478,000)	(170,000)	(494,000)	(119,000)

Provision for income taxes	—	—	—	—

Net loss	$(478,000)	$(170,000)	$(494,000)	$(119,000)

Basic and diluted loss per common share	$(0.06)	$(0.02)	$(0.06)	$(0.02)
Basic and diluted weighted average number of shares of common stock outstanding	7,829,000	7,130,000	7,829,000	7,130,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2002	September 30, 2001

Cash Flows from Operating Activities:
Net loss	$(494,000)	$(119,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298,000	406,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	658,000	(272,000)
Inventories	89,000	91,000
Other current assets	75,000	101,000
Other assets	(7,000)	10,000
Increase (decrease) in:
Accounts payable	(451,000)	(728,000)
Accrued expenses	14,000	(198,000)
Net cash from (used in) operating activities	182,000	(709,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(70,000)	(102,000)
Net cash used in investing activities	(70,000)	(102,000)

Cash Flows from Financing Activities:
Exercise of stock options	—	—
Proceeds from private placement	—	100,000
Proceeds from line of credit	101,000	246,000
Principal payments on capital lease obligations	(53,000)	(129,000)
Net cash from (used in) financing activities	48,000	217,000
Net Increase (Decrease) in Cash and Cash Equivalents	160,000	(594,000)
Cash and Cash Equivalents, beginning of period	160,000	860,000
Cash and Cash Equivalents, end of period	$320,000	$266,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,000	$74,000
Income taxes	—	—
Non-cash transactions:
Debt incurred to purchased property and equipment	$50,000	$137,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

1.                                      Basis of Presentation

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave and wireless communications markets.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month and six-month periods presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2002 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

3.                                      Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2002	March 31, 2002
	(Unaudited)	(Audited)
Raw materials	$779,000	$896,000
Work-in-process	124,000	104,000
Finished goods	110,000	102,000
	$1,013,000	$1,102,000

4.                                      Line of Credit

In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (5.75% at September 30, 2002).  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2002. As of September 30, 2002, there were $436,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.  The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions.”  SFAS No. 147 annuls the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141.  In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangibles. This statement is not applicable to the Company.

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

On February 14, 2002, the Nasdaq Listing Qualification Panel notified the Company that we had failed to comply with the $1.00 minimum bid price requirement and that, if we could not show compliance with this requirement by August 13, 2002, our shares would be delisted from the Nasdaq SmallCap Market. Further, the

Listing Qualifications Panel notified the Company that it would not be provided a second oral hearing on the bid issue and that the Company must be compliant on or before August 13, 2002. Consequently, our common stock was delisted from the Nasdaq SmallCap Market effective with the close of business on August 20, 2002.  Our common stock began trading on the over the counter market (commonly known as the bulletin board) effective August 21, 2002. Delisting from the Nasdaq SmallCap Market had a substantial adverse effect on the liquidity of our common stock, which in turn is likely to have an adverse effect on the trading price of such stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements which involve risks and uncertainties.  The Company’s actual future results may differ materially from the results discussed in the forward-looking statements.  When used in this report, the words “expects” “anticipates,” “believes” and “estimates” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company include, but are not limited to:

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

•      the rate of growth in the MIC and wireless communications markets.

Please read the factors set forth in “Additional Factors That May Affect Future Results” and other risks detailed in the Company’s SEC filings.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this report is filed with the SEC or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales.  Net sales for the three months ended September 30, 2002 were $1.0 million compared to net sales of $1.4 million in the three months ended September 30, 2001, a decrease of 25.2%.  The decrease in net sales is largely attributable to reduced sales of our PCS and two-way messaging products and reduced sales in our legacy cellular products. Overall, net sales for PCS and wireless messaging in the three months ended September 30, 2002 were $35,000, or 3.4% of net sales, compared to $195,000, or 14.0% of net sales, for the three months ended September 30, 2001. Sales of our cellular products were $100,000, or 9.6% of net sales, for the three months ended September 30, 2002, compared to $221,000, or 15.9% of net sales for the three months ended September 30, 2001.  Sales of our PCS, two-way messaging, and cellular products decreased due to the decrease in demand for our products in light of the continued contraction in the wireless, PCS and two-way messaging markets. These decreases were partially offset by an increase in shipments of our defense related MIC amplifier products which contributed $906,000, or 87.0% of net sales for the three months ended September 30, 2002, compared to $833,000, or 59.9% of net sales for the three months ended September 30, 2001.  The increase in sales of MIC products is the result of our continued penetration of the MIC market, an increase in demand for our defense related MIC products, and the continued acquisition of new MIC customers. As a result of the U.S. government’s announced plans to increase defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Net sales from other products were zero and $142,000 for the three-month periods ending September 30, 2002 and September 30, 2001, respectively.

Gross profit.  Gross profit for the three months ended September 30, 2002 was $354,000 or 34.0% of net sales, compared to a gross profit of $522,000, or 37.6% of net sales, for the three months ended September 30, 2001.  Gross profit decreased as a result of the absorption of fixed costs across a smaller base of net sales during the three months ended September 30, 2002 compared to the three months ended September 30, 2001. We expect pressure on selling prices in all markets to continue during fiscal 2003.

Selling, general and administrative costs.  Selling, general and administrative costs for the three months ended September 30, 2002, were $342,000, or 32.8% of net sales, compared to $384,000, or 27.5% of net sales, for the three months ended September 30, 2001.  The dollar decrease is primarily due to lower professional fees in the three months ended September 30, 2002 and the increase in bad debt expense related to the write down of a receivable for a specific wireless customer during the three months ended September 30, 2001. These decreases were offset by increased advertising, marketing, commissions and labor costs during the three months ended September 30, 2002 as we are aggressively pursuing revenues from new MIC customers and are continuing to expand our third-party sales representative force.

Research and development costs.  Research and development costs for the three months ended September 30, 2002 were $313,000, or 30.1% of net sales, compared to $365,000, or 26.3% of net sales, for the three months ended September 30, 2001.  The decrease is primarily due to lower material costs for research and development projects as material related to our current MIC research and development is less capital intensive and to a greater reliance on outside engineering consultants during the three months ended September 30, 2001. We anticipate that research and development costs may increase in future quarters.

Other income, net.  Other expense for the three months ended September 30, 2002 was $177,000, compared to other income of $57,000 for the three months ended September 30, 2001.  The increase in expense is due mainly to the recognition of a $170,000 loss on the sale of a certain fixed asset during the quarter ended September 30, 2002 which includes a write down of related inventory. The other income for the three months ended September 30, 2001 related to a State of California Franchise Tax Board tax audit and a California State Board of Equalization sales tax audit resulting in a net refund of approximately $60,000.

Provision for income taxes.  For both the three months ended September 30, 2002 and September 30, 2001, we recorded no provision for or benefit from income taxes. Although we recorded a net loss for the three months ended September 30, 2002 and September 30,2001, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits.

Net loss.  For the reasons set forth above, we generated a net loss in the second quarter of fiscal 2003 of $478,000 compared to a net loss of $170,000 in the second quarter of fiscal 2002.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Net sales.  Net sales for the six months ended September 30, 2002 were $2.4 million, compared to net sales of $3.2 million in the six months ended September 30, 2001, a decrease of 26.9%.  The decrease in net sales is largely attributable to reduced sales of our PCS and two-way messaging products which accounted for $66,000, or 2.8% of net sales for the six months ended September 30, 2002 compared to  $1.1 million or, or 32.8% of net sales for the six months ended September 30, 2001. Sales of PCS and two-way messaging products decreased due to the decreased demand for these products from the continued contraction in the wireless, PCS and two-way messaging markets and due to the fulfillment of a large order for our PCS amplifiers during the six months ended September 30, 2001. The decrease is also attributable to lower sales of our cellular products which contributed $177,000, or 7.5% of net sales for the six months ended September 30, 2002 compared to $430,000, or 13.3% of net sales for the six months ended September 30, 2001. Sales of our cellular products decreased due to the weakness in the global wireless communications market, the maturity of our product within its life cycle and our emphasis on our defense related MIC product lines over the past 18 months.  These decreases were partially offset by increases in sales of our defense related MIC amplifier products which contributed $2.1 million, or 89.8% of net sales for the six months ended September 30, 2002, compared to $1.5 million, or 46.5% of net sales for the six months ended September 30, 2001. The increase in sales of MIC products is the result of our continued penetration of the MIC market, an increase in demand for our defense related MIC products, and the continued acquisition of new MIC customers. As a result of the U.S. government’s announced plans to increase defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Net sales from other products were zero and $242,000 for the six-month periods ending September 30, 2002 and September 30, 2001, respectively.

Gross profit.  Gross profit for the six months ended September 30, 2002 was $977,000, or 41.2% of net sales, compared to $1.2 million, or 38.2% of net sales, for the six months ended September 30, 2001. Gross profit as a percent of sales increased as a result of increased margins due to lower material costs for our MIC product lines and the effects of management’s cost cutting policies. However, we expect pressure on selling prices in all markets to continue in fiscal 2003.

Selling, general and administrative costs.  Selling, general and administrative costs for the six months ended September 30, 2002, were $641,000, or 27.0% of net sales, compared to $660,000, or 20.4% of net sales, for the six months ended September 30, 2001.  The dollar decrease is attributable to the recognition of a bad debt expense for an additional reserve for doubtful accounts receivable related to a specific wireless customer during the six months ended September 30, 2001 and due to a reduction in investor relations and professional fees during the current six months ended September 30, 2002. These decreases were offset by increases in commissions paid to our third-party representatives and increased labor and benefit related costs.

Research and development costs.  Research and development costs for the six months ended September 30, 2002 were $636,000, or 26.8% of net sales, compared to $733,000, or 22.6% of net sales, for the six months ended September 30, 2001.  The decrease is primarily due to lower depreciation costs as an effect of the sale of underutilized or excess fixed assets over the past 12 months, lower material costs for research and development projects as material related to our current MIC research and development is less capital intensive and lower costs from the decreased use of outside engineering consultants during the current fiscal year. We believe investment in the further development of defense related MIC product lines will increase research and development costs in future quarters.

Other income, net.  Other expense for the six months ended September 30, 2002 was $195,000, compared to other income of $34,000 for the six months ended September 30, 2001. The increase in expense is due mainly to the effects from the recognition of a $170,000 loss on the sale of a certain fixed asset during the six months ended September 30, 2002, including a write down of related inventory. The other income for the six months ended September 30, 2001 related to a State of California Franchise Tax Board tax audit and a California State Board of Equalization sales tax audit resulting in a net refund of approximately $60,000.

Provision for income taxes.  For both the six months ended September 30, 2002 and September 30, 2001, although the Company incurred losses, we recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

Net loss.  For the reasons set forth above, we generated a net loss in the six months ended September 30, 2002 of $494,000, compared to a net loss of $119,000 for the six months ended September 30, 2001.

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

In November 2001, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate (prime rate) plus 1.00 percent (5.75% at September 30, 2002).  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2002. As of September 30, 2002, there were $436,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000.  The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

At September 30, 2002, we had $320,000 in cash and cash equivalents. Our operating activities provided  cash of approximately $182,000 in the first six months of fiscal 2003, primarily as a result of the reduction in accounts receivable and inventory balances. Our capital expenditures of $70,000 for the six months ended September 30, 2002 were primarily for manufacturing test equipment.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of our fiscal year ended March 31, 2002 in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB. For the year ended March 31, 2002, we incurred a net loss of $713,000 and negative cash flows from operations of approximately $1.1 million primarily as a result of the reduction of accounts payable balances. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

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

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of September 30, 2002 is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Revenue recognition. We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and related guidance. We make these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

Inventory valuation. We are required to make judgments based on historical experience and future expectations, as to the realizability of inventory. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, and iii) historical experience.

Additional Factors That May Affect Future Results

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations.  These factors include:

•                  industry-specific factors (including the reliance upon growth of the defense microwave market, significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

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

•                  our ability to manage expense levels;

•                  the availability and cost of components;

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

On February 14, 2002, the Nasdaq Listing Qualification Panel notified the Company that we had failed to comply with the $1.00 minimum bid price requirement and that, if we could not show compliance with this requirement by August 13, 2002, our shares would be delisted from the Nasdaq SmallCap Market. Further, the Listing Qualifications Panel notified the Company that it would not be provided a second oral hearing on the bid issue and that the Company must be compliant on or before August 13, 2002. Consequently, our common stock was delisted from the Nasdaq SmallCap Market effective with the close of business on August 20, 2002.  Our common stock began trading on the over the counter market (commonly known as the bulletin board) effective August 21, 2002. Delisting from the Nasdaq SmallCap Market had a substantial adverse effect on the liquidity of our common stock, which in turn is likely to have an adverse effect on the trading price of such stock.

For the year ended March 31, 2002, we incurred a net loss of $713,000 and negative cash flows from operations of approximately $1.1 million primarily as a result of the reduction of accounts payable balances. Our auditors considered these factors, combined with the current economic conditions and our then ability to comply with all of the listing requirements to remain on the Nasdaq Small Cap Market, to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of September 30, 2002 is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in us by a third party. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

Item 3.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b)           Changes in internal controls.  No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 4.   Submission of matters to a vote of Security Holders

The Annual Meeting of Stockholders was held on September 11, 2002. The following matters were submitted to a vote of the Company’s stockholders:

Proposal No. 1 – Election of two (2) Class I Directors

To elect Tiberiu Mazilu, Ph.D. and Richard W. Flatow as directors for the ensuing term. Dr. Mazilu and Mr. Flatow were Company directors immediately prior to the vote and were elected as a result of the following vote:

	Votes For	Votes Against	Votes Withheld
Tiberiu Mazilu, Ph.D.	7,191,388	301,640	0
Richard W. Flatow	7,191,388	301,640	0

Proposal No. 2 – Adoption of the Company’s Fourth Amended and Restated 1995 Stock Incentive Plan

To adopt the Fourth Amended and Restated 1995 Stock Incentive Plan reflecting an amendment to the Company’s 1995 Amended and Restated Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan from 2,500,000 to 3,000,000. This Plan was adopted, as set forth in the Company’s proxy statement dated July 30, 2002, as a result of the following vote:

Votes For	Votes Against	Votes Withheld	Unvoted
3,609,277	374,909	17,620	3,348,296

There were no other matters submitted to a vote of the Company’s stockholders at the Annual Meeting of Stockholders.

Item 6.	Exhibits and Reports on Form 8-K.
(a)		Exhibits

	99.1	Certification by the Chief Executive Officer
	99.2	Certification by the Director of Finance

(b)		Reports on Form 8-K

The Company filed no current Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the  Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	November 13, 2002	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	November 13, 2002	/s/ David A. Swoish
David A. Swoish
Director of Finance and Chief Accounting Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT

I, Jacob Inbar, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of AML Communications, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT

I, David A. Swoish, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of AML Communications, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ David A. Swoish
David Swoish
Director of Finance and Chief Accounting Officer