Form 10QSB
period 2002-12-31
AML COMMUNICATIONS INC
filed 2003-02-14
CIK 1003640

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:    0-27252

AML COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or Other jurisdiction of incorporation or organization)	77-0130894 (IRS Employer Identification No.)
1000 Avenida Acaso Camarillo, California (Address of principal executive offices)	93012 (Zip Code)
(805) 388-1345 (Issuer's telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 14, 2003:    7,829,456

Transitional Small Business Disclosure Format:    Yes  ☐        No  ☒

Number of pages in this Form 10-QSB    20

AML COMMUNICATIONS, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

AML COMMUNICATIONS, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$319,000	$160,000
Accounts receivable, net of allowance for doubtful accounts of $51,435 at December 31, 2002 and $57,150 at March 31, 2001	695,000	1,445,000
Inventories, net	964,000	1,102,000
Other current assets	209,000	237,000

Total current assets	2,187,000	2,944,000

Property and Equipment, at cost:	4,268,000	4,699,000
Less—Accumulated depreciation and amortization	(3,496,000)	(3,406,000)

	772,000	1,293,000
Other Assets	47,000	38,000

	$3,006,000	$4,275,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$448,000	$882,000
Line of credit	412,000	336,000
Current portion of capital lease obligations	208,000	223,000
Accrued expenses:
Accrued payroll and payroll related expenses	116,000	145,000
Customer deposits	5,000	145,000
Other accrued liabilities	244,000	96,000

Total current liabilities	1,433,000	1,827,000

Note Payable—Officer	50,000	50,000
Capital Lease Obligations, net of current portion	149,000	330,000

Stockholders' Equity:
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 7,943,959 shares issued and 7,829,459 shares outstanding at December 31, 2002 and at March 31, 2002	73,000	73,000
Capital in excess of par value	10,524,000	10,524,000
Treasury stock-114,500 shares, at cost	(223,000)	(223,000)
Accumulated deficit	(9,000,000)	(8,306,000)

	1,374,000	2,068,000

	$3,006,000	$4,275,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net sales	$1,266,000	$972,000	$3,638,000	$4,217,000
Cost of goods sold	857,000	643,000	2,252,000	2,647,000

Gross profit	409,000	329,000	1,386,000	1,570,000
Operating expenses:
Selling, general & administrative	287,000	256,000	928,000	917,000
Research and development	313,000	311,000	949,000	1,044,000

	600,000	567,000	1,877,000	1,961,000

Loss from operations	(191,000)	(238,000)	(491,000)	(391,000)
Other income (expense), net	(9,000)	(11,000)	(203,000)	23,000

Loss before provision for income taxes	(200,000)	(249,000)	(694,000)	(368,000)
Provision for income taxes	—	—	—	—

Net loss	$(200,000)	$(249,000)	$(694,000)	$(368,000)

Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.09)	$(0.05)

Basic and diluted weighted average number of shares of common stock outstanding	7,829,000	7,416,000	7,829,000	7,416,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2002	December 31, 2001
Cash Flows from Operating Activities:
Net profit (income (loss))	$(694,000)	$(368,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	433,000	599,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	750,000	(102,000)
Inventories	137,000	(254,000)
Other current assets	29,000	185,000
Other assets	(10,000)	10,000
Increase (decrease) in:
Accounts payable	(434,000)	(656,000)
Accrued expenses	(21,000)	(50,000)

Net cash from (used in) operating activities	190,000	(693,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(20,000)	(158,000)
Proceeds from the sale of property and equipment	24,000	—

Net cash from (used in) investing activities	4,000	(158,000)

Cash Flows from Financing Activities:
Exercise of stock options	—	—
Proceeds from private placement	—	260,000
Proceeds from line of credit, net	77,000	86,000
Principal payments on capital lease obligations	(112,000)	(184,000)

Net cash from (used in) financing activities	(35,000)	212,000)

Net Increase (Decrease) in Cash and Cash Equivalents	159,000	(585,000)
Cash and Cash Equivalents, beginning of period	160,000	860,000

Cash and Cash Equivalents, end of period	$319,000	$275,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$57,000	$95,000

Non-cash transactions:
Debt incurred to purchased property and equipment	$100,000	$190,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.    Basis of Presentation

        AML Communications, Inc. (the "Company") is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave and wireless communications markets.

        The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three-month and nine-month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's March 31, 2002 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

Going Concern Issues

        In connection with the audit for the year ended March 31, 2002, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern. Our financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty. These financial statements should be read in conjunction with the Company's March 31, 2002 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

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

3.    Inventories

        Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2002	March 31, 2002
	(Unaudited)	(Audited)
Raw materials	$752,000	$896,000
Work-in-process	100,000	104,000
Finished goods	112,000	102,000

	$964,000	$1,102,000

4.    Line of Credit

        In December 2002, we renewed our $1,000,000 line of credit with Silicon Valley Bank. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (5.25%

at December 31, 2002). This line of credit is secured by substantially all of the Company's assets and expires on December 15, 2003. As of December 31, 2002, there was $412,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

5.    Capital Leases

        In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000. The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

        In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

6.    Recently Issued Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

        In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." SFAS No. 147 annuls the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangibles. This statement is not applicable to the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

        Net sales.    Net sales for the three months ended December 31, 2002 were $1.3 compared to net sales of $972,000 in the three months ended December 31, 2001, an increase of 30.2%. The increase in net sales is attributable to an increase in sales of our MIC amplifier products (defense microwave) which increased to $1.1 million, or 83.0% of net sales for the three months ended December 31, 2002, compared to $576,000, or 59.3% of net sales for the three months ended December 31, 2001. The increase in sales of our MIC products is the result of our continued penetration of the MIC market, an increase in demand for our defense related MIC products, and the continued acquisition of new MIC customers. As a result of the U.S. government's announced plans to increase defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. The increase in MIC sales were partially offset by decreased sales of our PCS, two-way messaging, and cellular products. Sales of our PCS and two-way messaging products in the three months ended December 31, 2002 were $145,000, or 11.4% of net sales, compared to $237,000, or 24.4% of net sales, for the three months ended December 31, 2001. Sales of our cellular products contributed $71,000, or 5.6% of net sales, for the three months ended December 31, 2002, compared to $159,000, or 16.3% of net sales for the three months ended December 31, 2001. Sales of our PCS, two-way messaging, and cellular products decreased due the decrease in demand for these products in light of the continued economic slow down in the wireless, PCS and two-way messaging markets.

        Gross profit(loss).    Gross profit for the three months ended December 31, 2002 was $409,000 or 32.3% of net sales, compared to a gross profit of $329,000, or 33.8% of net sales, for the three months ended December 31, 2001. Gross profit decreased as a percent of net sales as a result of increased labor and benefit costs and due to unfavorable inventory cost variations. We expect pressure on selling prices in all markets to continue in fiscal 2003.

        Selling, general and administrative costs.    Selling, general and administrative costs for the three months ended December 31, 2002, were $287,000, or 22.7% of net sales, compared to $256,000, or 26.4% of net sales, for the three months ended December 31, 2001. The dollar increase is attributable to increased sales labor and benefit related costs, increased advertising costs, higher commission expense due to our increased utilization of third-party sales representatives and increased directors and officers insurance premiums.

        Research and development costs.    Research and development costs for the three months ended December 31, 2002 were $313,000, or 24.8% of net sales, compared to $311,000, or 32.0% of net sales, for the three months ended December 31, 2001. The percentage decrease is primarily due to lower material costs for research and development projects as material related to our current MIC research and development is less capital intensive. During the quarter ended December 31, 2002 we continued to invest in the development of new, catalog products, including the completion of the development of our ultra broadband amplifier product line.

        Other income(expense), net.    Other expense for the three months ended December 31, 2002 was $9,000, compared to other expense of $11,000 for the three months ended December 31, 2001. The decrease in other expense is due mainly to a decrease in interest expense related to our outstanding capital leases as we approach the end of a number of leases.

        Provision for income taxes.    For both the three months ended December 31, 2002 and December 31, 2001, we recorded no provision for or benefit from income taxes. Although we recorded a net loss for the three months ended December 31, 2002 and December 31, 2001, we recorded no benefit from income taxes since we have utilized all net operating loss carry-back benefits.

        Net loss.    For the reasons set forth above, we generated a net loss for the three months ended December 31, 2002 of $200,000, compared to a net loss of $249,000 for the three months ended December 31, 2001.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

        Net sales.    Net sales for the nine months ended December 31, 2002 were $3.6 million, compared to net sales of $4.2 million in the nine months ended December 31, 2001, a decrease of 13.7%. The decrease in net sales is largely attributable to reduced sales of our PCS and two-way messaging products which accounted for $211,000, or 5.8% of net sales for the nine months ended December 31, 2002 compared to $1.3 million or, or 31.0% of net sales for the nine months ended December 31, 2001. Sales of PCS and two-way messaging products decreased due to the decreased demand for these products from the continued contraction in the wireless, PCS and two-way messaging markets and due to the fulfillment of a large order for our PCS amplifiers during the nine months ended December 31, 2001. The decrease is also attributable to lower sales of our cellular products which contributed $248,000, or 6.8% of net sales for the nine months ended December 31, 2002, compared to $590,000, or 14.0% of net sales for the nine months ended December 31, 2001. Sales of our cellular products decreased due to the weakness in the global wireless communications market, the maturity of our product within its life cycle and our emphasis on our defense related MIC product lines over the past 18 months. These decreases were partially offset by increases in sales of our defense related MIC amplifier products which contributed $3.2 million, or 87.4% of net sales for the nine months ended December 31, 2002, compared to $2.3 million, or 55.0% of net sales for the nine months ended December 31, 2001. The increase in sales of MIC products is the result of our continued penetration of the MIC market, an increase in demand for our defense related MIC products, and the continued acquisition of new MIC customers. As a result of the U.S. government's announced plans to increase defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Net sales from other products were zero and $242,000 for the nine-month periods ending December 31, 2002 and December 31, 2001, respectively.

        Gross profit.    Gross profit for the nine months ended December 31, 2002 was $1.4 million, or 38.1% of net sales, compared to $1.6 million, or 37.2% of net sales, for the nine months ended December 31, 2001. Gross profit as a percent of sales increased as a result of increased margins due to lower material costs for our MIC product lines and the effects of management's cost cutting policies. We expect pressure on selling prices in all markets to continue into fiscal 2004.

        Selling, general and administrative costs.    Selling, general and administrative costs for the nine months ended December 31, 2002, were $928,000, or 25.6% of net sales, compared to $917,000, or 21.7% of net sales, for the nine months ended December 31, 2001. The increase can be attributed to increases in commissions paid to our third-party representatives, increased advertising costs, and increased labor and benefit related costs. These increases were offset by decreases related to reductions in investor relations and professional fees.

        Research and development costs.    Research and development costs for the nine months ended December 31, 2002, were $949,000, or 26.1% of net sales, compared to $1.0 million, or 24.8% of net sales, for the nine months ended December 31, 2001. The dollar decrease is primarily due to lower depreciation costs as an effect of the sale of underutilized or excess fixed assets over the past 12 months, lower material costs for research and development projects as material related to our current MIC research and development is less capital intensive and lower costs from the decreased use of outside engineering consultants during the current fiscal year. We believe investment in the further development of defense related MIC product lines will increase research and development costs in future quarters.

        Other income, net.    Other expense for the nine months ended December 31, 2002 was $203,000, compared to other income of $23,000 for the nine months ended December 31, 2001. The increase in expense is due mainly to the effects from the recognition of a $170,000 loss on the sale of a certain fixed asset during the nine months ended December 31, 2002, including a write down of related inventory. The other income for the nine months ended December 31, 2001 was related to a State of California Franchise Tax Board tax audit and a California State Board of Equalization sales tax audit resulting in a net refund of approximately $60,000.

        Provision for income taxes.    For both the nine months ended December 31, 2002 and December 31, 2001, although the Company incurred losses, we recorded no benefit from income taxes since the Company has utilized all net operating loss carry-back benefits.

        Net loss.    For the reasons set forth above, we generated a net loss in the nine months ended December 31, 2002 of $694,000, compared to a net loss of $368,000 for the nine months ended December 31, 2001.

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

        On August 10, 1998, we announced that our board of directors had authorized a stock buyback program of up to 400,000 shares of the Company's outstanding common stock. Shares repurchased pursuant to the buyback will be purchased from time to time in the open market or in negotiated transactions and will be held for issuance in connection with the future exercise of employee stock options. We repurchased 114,500 shares at an aggregate cost of $224,000 during fiscal 1999. We have not repurchased any additional shares subsequent to fiscal 1999 nor do we anticipate any share repurchases during fiscal 2003.

        In December 2002, we renewed our $1,000,000 line of credit with Silicon Valley Bank. This revolving line of credit bears interest at the bank's reference rate (prime rate) plus 1.00 percent (5.25% at December 31, 2002). This line of credit is secured by substantially all of the Company's assets and expires on December 15, 2003. As of December 31, 2002, there was $412,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

        In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000. The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

        In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

        At December 31, 2002, we had $319,000 in cash and cash equivalents. Our operating activities provided cash of approximately $190,000 in the nine months ended December 31, 2002, primarily as a result of the reduction of accounts receivable and inventory balances. Our capital expenditures of $100,000 for the nine months ended December 31, 2002 were primarily for manufacturing test equipment.

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

        We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of December 31, 2002 is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

        Inventory valuation.    We are required to make judgments based on historical experience and future expectations as to the realizability of inventory. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, and iii) historical experience.

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

  •
  our ability to finance our activities and maintain our financial liquidity; and

  •
  the impact of worldwide economic and political conditions on our business.

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

        We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of December 31, 2002 is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in us by a third party. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

Item 3.    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        (b)    Changes in internal controls. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
	10.41	Accounts Receivable Purchase Modification Agreement dated December 16, 2002 between Silicon Valley Bank and AML Communications Inc.
	99.1	Certification by the Chief Executive Officer
	99.2	Certification by the Director of Finance
(b)	Reports on Form 8-K

        The Company filed no current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.
Date: February 14, 2003	/s/ JACOB INBAR Jacob Inbar Chairman of the Board, President and Chief Executive Officer
Date: February 14, 2003	/s/ DAVID A. SWOISH David A. Swoish Director of Finance and Chief Accounting Officer

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

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ JACOB INBAR Jacob Inbar Chairman of the Board and Chief Executive Officer

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

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ DAVID A. SWOISH David A. Swoish Director of Finance and Chief Accounting

QuickLinks

AML COMMUNICATIONS, INC. INDEX
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AML COMMUNICATIONS, INC. BALANCE SHEETS (unaudited)
AML COMMUNICATIONS, INC. STATEMENTS OF OPERATIONS (Unaudited)
AML COMMUNICATIONS, INC. STATEMENTS OF CASH FLOWS (Unaudited)
AML COMMUNICATIONS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT