Form 10KSB
period 2003-03-31
AML COMMUNICATIONS INC
filed 2003-06-30
CIK 1003640

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-27250

AML COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0130894 (I.R.S. Employer Identification No.)
1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA (Address of principal executive offices)	93012 (Zip Code)
(805) 388-1345 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class Common Stock, $.01 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year: $4,518,000

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on May 23, 2003, was approximately $1,267,068. The per share stock price for computational purposes was $0.24, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on May 23, 2003. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

        The number of shares of the Registrant's common stock outstanding on May 23, 2003 was 7,829,459.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 3, 2003, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

        Transitional Business Disclosure Format (Check One). Yes ☐    No ☒

Introductory Notes—Forward Looking Statements and Certain Terminology

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

        We were founded to develop and manufacture hybrid microcircuit microwave and RF amplifiers to support the communications market. In 1994, we became active in the Wireless market and developed a multicarrier linear power amplifier supporting this market in the 300-450 MHz range. In late 1994, we developed a multicarrier linear RF power amplifier specifically for boosting signal strengths in the cellular communications market and marketed this multicarrier product directly to the domestic cellular service providers. During 1995 and 1996, we developed derivative multicarrier cellular products at alternative power levels to support differing needs in the service provider market.

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

        As a result, we decided to change our market focus and concentrate on selling to the OEM customer base. Late in fiscal 1997, we entered the satellite communications gateway market by offering a high power linear amplifier for data transmission applications in a Low Earth Orbit (LEO) network. In fiscal 1998, we received significant revenue from an OEM in the South American market and introduced products for the PCS markets and the two-way messaging market. We also invested heavily in wireless products for the Korean and European OEMs.

        During fiscal 1999, we developed a new generation of our original cellular multicarrier products and continued to develop and diversify our customer base. We experienced significant negative impacts to our revenue because of the delay and cancellation of programs.

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

        In August 1999, we received our ISO 9001 certification, a uniform worldwide quality management system standard and undertook the transition of our production technology from traditional batch assembly to a flexible, self-balancing, one piece flow process. We believe this substantially increased our capacity and production efficiency to support growth.

        In January 2000, to expand our Defense Microwave product line, we purchased a product line and certain assets of a company serving the military small signal amplifier market. This purchase was intended to bolster our Defense Microwave product line and position that segment of our business for future growth in the market.

        In February 2001, we re-appointed Mr. Jacob Inbar to President and Chief Executive Officer following the resignation of Mr. Kirk Waldron. Additionally, two other co-founders, Dr. Tiberiu Mazilu and Mr. Ed McAvoy were appointed to the Board of Directors as well as to the positions of Vice President-Engineering and Vice President-Marketing, respectively.

        In March 2001 we closed a private placement of common stock for $500,000 with a group of investors led by Jacob Inbar. Again in September, 2001 and December 2001, we closed private placements of common stock for $100,000 and $160,000, respectively, with a group of investors led by Jacob Inbar. In January, 2002, we closed a private placement in the form of an equity private placement worth approximately $233,000 to a group of outside investors. These funds have provided us with additional cash reserves to fund our future operations. It is highly likely that we will need additional funding to finance growth or offset additional operational losses.

        We had our initial public offering in December 1995, and our common stock was originally listed on the Nasdaq National Market. We were unable to meet the financial requirements for continued listing on the Nasdaq Stock Market, and our common stock was ultimately delisted. Our stock listing was transferred to the Nasdaq Small Cap Market on October 8, 2001 and ultimately to the OTC Bulletin Board on August 14, 2002. We do not have any present plans to reapply for listing on Nasdaq in light of our current financial constraints.

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

        A limited number of OEMs account for a majority of amplifier purchasers in the communications equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. Additionally the company's future depends on the ability to generate new products, mostly as part of a standard line of products (i.e. products we developed that are intended to be sold to many customers).

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

Business Strategy

        The return of Jacob Inbar and the other co-founders in February 2001, resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $1.3 million in fiscal 2001 to $2.8 million in fiscal 2002 and an increase to $3.7 million in fiscal 2003.

        Utilizing our extensive knowledge in Microwave Integrated Circuits ("MIC") design capabilities, the company has expanded the products offered as part of our full line catalog. Such products are designed for and marketed to the Defense Microwave market. We also intend to utilize the MIC design capabilities toward higher value added products such as subsystems.

        Due to our limited financial resources, as well as the adverse effects of the global downturn in the wireless telecommunications infrastructure spending, we will limit the level of new product introductions to this market to those which will provide adequate margins or those in which potential or existing customers will share the costs of the new product development.

Markets

        We sell our RF/Microwave amplifier products into various segments of the communications market with primary focus on the Defense Microwave marketplace and to lesser degree on segments of the wireless communications (PCS and two-way messaging), and Cellular Coverage Enhancement markets. In fiscal 2003, we derived approximately 81.7% of our revenues from the Defense Microwave market, 4.8% from the PCS and two-way messaging market and 13.5% from Cellular Coverage Enhancement products. In comparison, in fiscal 2002 we derived 48.4% from Defense Customers, 40.9% from PCS and two-way messaging and 10.7% from Cellular Coverage Enhancement products.

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

Products

        We designed and/or manufactured during the year low noise and power amplifiers that were sold primarily into the Defense Microwave markets and to a lesser degree to the Cellular and PCS, and two-way messaging markets.

        Defense Microwave.    We produce standard and custom hybrid microwave amplifier products that are listed in our web-based catalog and selection guide. We also produce derivative products that are based upon minor modification of the catalog items. The frequencies range from 50kHz to 26GHz. Power levels range from less than one milliwatt to several watts.

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

        Our power amplifiers range in price from $500 to over $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation. Our receive products range in price from $400 to $7,000 per amplifier, depending upon system requirements and implementation.

Customers

        We sell products to wireless and Defense OEM manufacturers worldwide, including Raytheon, Boeing, Lockheed Sanders, Rockwell, ITT, and L3-Communications. We sell products to wireless network operators such as AT&T Wireless Services, Cingular Wireless and Verizon Wireless. We also sold products to wireless and two-way messaging OEM's such as Vytek Wireless and JDS Uniphase.

        For the fiscal year ended March 31, 2003, our largest customer was DFAS Columbus Center, which accounted for approximately 16.8% of net sales. Raytheon was our second largest customer with approximately 11.2% of net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

        We rely heavily on our technical expertise in acquiring new customers. The acquisition rate for new Defense Microwave customers during fiscal 2003 was approximately 1 new customer per quarter compared to approximately 4.25 new customers per quarter for fiscal 2002.

Marketing and Distribution; International Sales

        We sell our products through a combination of a technically proficient direct sales force and a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the Defense microwave markets. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from our marketing, product support and customer service departments.

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

        During the fiscal years ended March 31, 2002 and March 31, 2003, international sales were $103,000, or 1.8% of net sales and $266,000, or 5% of net sales, respectively.

Warranty

        Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facilities in Southern California.

Product Development

        We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise, and increased efficiency in the RF amplification process as well seeking to reduce the cost and increase the manufacturing efficiency of new and existing products. Our research and development staff consisted of 10 people as of March 31, 2003. Expenditures for research and development amounted to approximately $1.2 million in fiscal 2003 and $1.4 million in fiscal 2002.

Competition

        The Defense Microwave industry is highly competitive. Our main competitors include Miteq, CTT, and JCA Technology. Although most of the competitors have significantly higher resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to the same degree. We utilize our technological knowledge as well as price to compete effectively.

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

Manufacturing and Suppliers

        Our headquarters and our manufacturing facility are located in Camarillo, California. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials we use consist primarily of specialized printed circuit boards, specialized subassemblies, fabricated housings, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

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

Intellectual Property

        We rely on trade secrets and execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We own several patents relating to multicarrier power amplifier circuits and implementation. We have an on-going program which encourages applications for both U.S. and international patents for various aspects of our technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations with us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

        Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our intellectual property and our intellectual property or proprietary technology may otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which our products have been or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Employees

        As of March 31, 2003, we had 48 full-time employees, including 10 in research and development; 29 in manufacturing, production engineering and quality assurance; 5 in administration; and 4 in sales, marketing, order entry and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with are employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

        Our administrative, engineering and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The lease for this space expires in April 2008. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

        Our common stock currently trades on Nasdaq's OTC Bulletin Board under the symbol "AMLJ.OB". Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time. The table below sets forth for the periods indicated (1) the high and low bid prices for the Company's common stock for the periods it traded on the OTC Bulletin Board and (2) the high and low intraday sales prices for the common stock during periods it traded on the Nasdaq Small Cap and National Markets. For the quarter in which the common stock transitioned from Nasdaq to the OTC Bulletin Board, the table reflects the higher of the two methods in the "high" column and the lower of the two methods in the "low" column.

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2002
First quarter	$1.25	$0.44
Second quarter	$0.94	$0.50
Third quarter	$1.60	$0.52
Fourth quarter	$0.90	$0.50
Fiscal year ended March 31, 2003
First quarter	$0.80	$0.38
Second quarter	$0.18	$0.06
Third quarter	$0.18	$0.08
Fourth quarter	$0.19	$0.10

        At June 21, 2003 there were approximately 81 holders of record of the Company's common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

Dividends

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

  Equity Compensation Plans

        The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2003:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,873,625	$1.82	110,456
Equity compensation plans not approved by security holders	—	—	—

Total	1,873,625	$1.82	110,456

  Recent Sales of Unregistered Securities

        We did not issue any securities in unregistered offerings in fiscal 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2002 and 2003.

	Year Ended March 31,
	2002		2003
	(Dollars in thousands)
Revenues
MIC	$2,842	48.4%	$3,689	81.7%
PCS and wireless messaging	2,404	40.9	218	4.8
Cellular, wireless telephony and other	629	10.7	608	13.5

Total net sales	5,875	100.0	4,515	100.0
Cost of goods sold	4,196	71.4	3,013	66.7

Gross profit (loss)	1,679	28.6	1,502	33.3
Operating expenses:
Selling, general and administrative	1,085	18.4	1,243	27.5
Research and development	1,357	23.1	1,231	27.3

Operating loss	(763)	(12.9)	(972)	(21.5)
Other income, net	50	0.8	(216)	(4.8)

Loss before income taxes	(713)	(12.1)	(1,188)	(26.3)
Income tax expense	—	—	—	—

Net loss	$(713)	(12.1)%	$(1,188)	(26.3)%

Fiscal Years Ended March 31, 2003 and 2002

        Net sales.    Net sales for fiscal 2003 were $4.5 million compared to $5.9 million in fiscal 2002. The decrease in net sales is attributable to the reduction of shipments for our PCS products. The PCS product line made up 40.9% of net sales in fiscal 2002, with a decrease to 4.8% of net sales in fiscal 2003. This decline is due to the economic slow down in the wireless, PCS, and two-way messaging markets. We anticipate that sales of our PCS and two-way messaging products will continue to decrease due to reduced capital expenditures for new equipment by OEM's and service providers given the current economic conditions within the wireless market. MIC sales continue to increase with sales of $3.7 million in fiscal 2003, 81.7% of net sales, compared to $2.8 million in fiscal 2002, 48.4% of net sales. The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of planned increase in defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Sales of cellular and other products were $608,000, 13.5% of net sales in fiscal 2003, as compared to $629,000, 10.7% of net sales in fiscal 2002. This dollar decrease for this market reflects the continued weakness in the global wireless communications market.

        Gross profit/loss.    Gross profit for fiscal 2003 was $1.5 million, or 33.3% of net sales, compared to a gross profit in fiscal 2002, of $1.7 million, or 28.6% of net sales. The increase in margin can be attributed to lower material costs in the MIC product line, which accounts for 81.7% of our net sales.

        Selling, general, and administrative costs.    Selling, general and administrative costs for fiscal 2003 were $1.2 million, or 27.5% of net sales, compared to $1.1 million, or 18.4% of net sales, for fiscal

2002. The increase is attributed to higher sales labor and related costs, commissions to third-party sales representatives, additional marketing expenditures in an effort to generate new revenues. We believe continued investment in marketing and administration is necessary to increase market share within the defense communications market and to compete profitably in the intensely competitive wireless industry.

        Research and development costs.    Research and development costs for fiscal 2003 were $1.2 million, or 27.2% of net sales, compared to $1.4 million, or 23.1% of net sales, for the corresponding period in fiscal 2002. The decrease is primarily due to a reduction in depreciation expenses due to assets completing their life cycles and from asset dispositions. We also realized a decrease in material usage on new research and development projects, and a reduction in expenditures for engineering support services.

        Other income, net.    Other income for fiscal 2003 decreased by $166,000 to $216,000 compared to $50,000 for fiscal 2002. The decrease is mainly due to the recognition of a $170,000 loss on the sale of a certain fixed asset during fiscal 2003. The additional loss of $46,000 is due to the increased interest expenses related to leases and banking.

        Income tax expense.    We recorded no benefit from income taxes during fiscal 2003, or in fiscal 2002, due to the availability of net operating losses.

Liquidity and Capital Resources

        Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, we completed an initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters' over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder was used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. From March 2001 through January 2002, we raised approximately $1.0 million in additional funds from the completion of four (4) equity private placements. The net proceeds of the equity private placements have also been used to maintain inventory and working capital balances.

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

        In December 2001, we entered into a promissory note payable with a principal value of $50,000 with Mr. Tiberiu Mazilu, PhD, an officer and director of the Company. The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company's termination of Dr. Mazilu's employment with the Company.

        In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000. The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

        In November 2002, we renewed our $1,000,000 line of credit with Silicon Valley Bank. This revolving line of credit bears interest at the bank's reference rate prime rate at 4.25% plus 1%, totaling 5.25% at March 31, 2003. This line of credit is secured by substantially all of the Company's assets and expires on December 15, 2003. As of March 31, 2003, there was $482,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

        In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

        At March 31, 2003, we had $195,000 in cash and cash equivalents. The Company's operating activities provided cash of approximately $60,000 in fiscal 2003, primarily as a result of the reduction in receivables and inventory, which is offset by the reduction in accounts payable. We anticipate capital expenditures of approximately $300,000 in fiscal 2004. We have scheduled principal payments; capital lease payments and operating lease payments totaling $250,000 in fiscal 2004.

        We believe the funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of March 31, 2003 is insufficient. Other sources may include, but not be limited to, an equity investment in us by a third party. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.

        Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of and for the year ended March 31, 2003, in their Report of Independent Certified Public Accountants included in our audited financial statements contained elsewhere in this report. For the year ended March 31, 2003, we incurred a net loss of $1,188,000 and had negative cash flows from operations of approximately $119,000. Our auditors considered these factors, combined with the current economic conditions, and raise substantial doubt about our ability to continue as a going concern. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable.

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

Critical Accounting Policies

        Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

        Inventory.    We are required to make judgments based on historical experience and future expectations as to the realizability of inventory. We make these assessments based on the following factors: i) existing orders, ii) age of the inventory, and iii) historical experience. Management is currently reviewing the accounting policies regarding the application of overhead to its inventories and is unable to estimate any effect it may have on future operations.

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

  •
  our ability to finance our activities, maintain our financial liquidity; and the impact of worldwide economic and political conditions on our business

        For the year ended March 31, 2003, we incurred a net loss of $1.2 million, and negative cash flows from operations of approximately $119,000. Our auditors considered these factors, combined with the current economic conditions, to raise substantial doubt about our ability to continue as a going concern. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of our development program and attaining profitable operations are dependent upon our maintaining a level of sales adequate to support our cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon our ability to meet our financing requirements and the success of our plans to sell our products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

        We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance us for the next 12 months. We are attempting to procure additional sources of financing in the event that the capital available as of March 31, 2003 is insufficient. Other sources may include, but not be limited to, an equity investment in us by a third party. We cannot assure you that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to maintain or secure adequate financing could have a material impact on our liquidity and results from operations.

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

        Rapidly changing technology, evolving industry standards, communications protocols, and continuous improvements in products and services characterize the Markets in which our customers and we compete. Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

Quantitative and Qualitative Disclosures About Market Risk

        We have some risk exposure from interest rates being unfavorable. At March 31, 2003, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

AML Communications, Inc.

        We have audited the accompanying balance sheet of AML Communications, Inc. as of March 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended March 31, 2003, the Company incurred a net loss of $1,188,000 and it had negative cash flows from operations of $119,000. In addition, the Company had an accumulated deficit of $9,494,000 as of March 31, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

May 27, 2003

AML COMMUNICATIONS, INC.

BALANCE SHEET

AS OF MARCH 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$195,000
Accounts receivable, net of allowance for doubtful accounts of $36,000	609,000
Inventories, net	1,059,000
Other current assets	135,000

Total current assets	1,998,000
Property and Equipment, at cost:	4,267,000
Less—Accumulated depreciation and amortization	(3,631,000)

636,000
Other assets	43,000

$2,677,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$568,000
Line of credit	482,000
Current portion of capital lease obligations	168,000
Accrued expenses:
Accrued payroll and payroll related expenses	160,000
Other accrued expenses	243,000

Total current liabilities	1,621,000
Note Payable—Officers	50,000
Capital lease obligations, net of current portion	126,000
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value:
1,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $.01 par value:
15,000,000 shares authorized; shares issued and outstanding 7,829,459	73,000
Capital in excess of par value	10,301,000
Treasury stock—114,500 shares, at cost (Retired March 14, 2003)	—
Accumulated deficit	(9,494,000)

Total stockholders' equity	880,000

$2,677,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2003

	Year Ended
	March 31, 2002	March 31, 2003
Net sales	$5,875,000	$4,515,000
Cost of goods sold	4,196,000	3,013,000

Gross profit (loss)	1,679,000	1,502,000
Operating Expenses:
Selling, general and administrative	1,085,000	1,243,000
Research and development	1,357,000	1,231,000

	2,442,000	2,474,000

Operating loss	(763,000)	(972,000)
Other (Income) Expense:
Interest income	(35,000)	(1,000)
Interest expense	123,000	68,000
Other	(138,000)	149,000

	(50,000)	(216,000)

Loss before income tax expense	(713,000)	(1,188,000)
Income tax expense	—	—

Net loss	$(713,000)	$(1,188,000)

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.15)

Basic and Diluted Weighted Average Number of Shares of Common Stock Outstanding	7,830,000	7,830,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2002 AND 2003

	Common Stock			Treasury Stock		Retained Earnings/ Accumulated Deficit
			Capital in Excess of Par Value
	Shares	Amount		Shares	Amount			Totals
Balance, March 31, 2001	6,932,389	69,000	10,036,000	(114,500)	(223,000)		(7,593,000)	2,289,000
Private placement	897,067	4,000	488,000	—	—		—	492,000
Net loss	—	—	—	—	—		(713,000)	(713,000)

Balance, March 31, 2002	7,829,456	$73,000	$10,524,000	(114,500)	$(223,000)		$(8,306,000)	$2,068,000

Retirement of Treasury Stock	—	—	$(223,000)	114,500	223,000		—	—

Net loss	—	—	—	—	—		(1,188,000)	(1,188,000)

Balance, March 31, 2003	7,829,456	$73,000	$10,301,000	—	—	$	$(9,494,000)	$880,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2002 AND 2003

	Year Ended
	March 31, 2002	March 31, 2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(713,000)	$(1,188,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784,000	569,000
Loss (gain) on sale of fixed assets	(101,000)	149,000
Changes in assets and liabilities:
Decrease in Bad Debt expense		(21,000)
Decrease (increase) in:
Accounts receivable	(704,000)	857,000
Inventories	36,000	(56,000)
Other current assets	108,000	102,000
Other assets	81,000	(5,000)
Increase (decrease) in:
Accounts payable	(419,000)	(396,000)
Accrued expenses	(217,000)	(130,000)
Net cash used in operating activities	(1,145,000)	(119,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(170,000)	(20,000)
Proceeds from the sale of property and equipment	116,000	171,000

Net cash used in investing activities	(54,000)	151,000

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	—
Proceeds from private stock placement	492,000	—
Proceeds from line of credit	192,000	232,000
Proceeds from note payable	50,000	—
Principal payments capital lease obligations	(235,000)	(229,000)

Net cash provided by Financing activities	499,000	3,000

Net decrease in Cash and Cash Equivalents	(700,000)	35,000
Cash and Cash Equivalents, beginning of year	860,000	160,000

Cash and Cash Equivalents, end of year	$160,000	$195,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$123,000	$68,000

Income taxes	$—	$—

Non-cash transactions:
Debt incurred to purchase equipment	$190,000	$100,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

1. Line of Business

        AML Communications, Inc. designs and manufactures RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the Defense Microwave and Wireless Communications Markets.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. During the year ended March 31, 2003, the Company incurred a net loss of $1.2 million; however, the company had negative cash flows from operations of approximately $119,000.

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

        The Company intends to seek out new investors for raising additional sources of financing to supplement the approximately $1.0 million raised from March 2001 through January 2002 in private placement offerings. Other sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that the Company will be able to successfully obtain financing at term acceptable to the Company.

  Concentration of Cash

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2003, the Company had cash and cash equivalent balances totaling $63,000 in financial institutions which were in excess of federally insured amounts.

  Credit Risk

        The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, hence, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become uncollectable. During fiscal 2002, the Company had sales to three customers that represented 24.2%, 21.4%, and 12.6% of net sales, respectively. During fiscal 2003, the Company had sales to two customers, which represented 16.8% and 11.2% of net sales, respectively. As of March 31, 2003, these two customers comprised 14.8% and 5.0% of accounts receivable, respectively.

        The Company's customers are comprised primarily of defense sub contractors, cellular service providers, original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. However, the Company also had sales to customers in South America, Western

Europe, Canada, Israel, and Russia. During the fiscal years ended March 31, 2002 and March 31, 2003, international sales were $103,000, or 1.8% of net sales and $266,000, or 5% of net sales, respectively.

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

  Inventories

        Inventories include costs of materials, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

March 31, 2003
Raw materials	$800,000
Work in process	132,000
Finished goods	127,000

$1,059,000

        The reserve for inventory at March 31, 2003 was $351,000. Management is currently reviewing the accounting policies regarding the application of overhead to its inventories and is unable to estimate any effect it may have on future operations.

  Depreciation and Amortization

        Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

        Depreciation expense for the years ended March 31, 2002 and March 31, 2003 were $784,000 and $569,000, respectively.

        The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

        Property and equipment consist of the following:

March 31, 2003
Machinery and equipment	$3,476,000
Furniture and fixtures	131,000
Leasehold improvements	660,000

$4,267,000

  Warranty and Customer Support

        The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

  Earnings (Loss) Per Share

        Earnings per share calculations are in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Accordingly, "basic" earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilative effect of outstanding stock options (applying the treasury stock method).

        Due to the loss in fiscal 2002 and fiscal 2003, the effect of outstanding options was not included as the effect would be anti-dilutive.

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

	Year Ended March 31,
(Dollars in thousands)
	2002		2003
Revenues
Cellular and other	$629	10.7%	$608	13.5%
PCS and two-way messaging	2,404	40.9	218	4.8
Defense microwave and other	2,842	48.4	3,689	81.7

Total net sales	$5,875	100.0%	$4,515	100.0%

  Research and Development Costs

        Research and development costs are charged to expense as incurred.

  Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes payable—related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2002 and 2003 were $8,000 and $28,000, respectively.

  Recently Issued Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement further clarifies accounting for derivative instruments. The company believes the adoption of this Statement will have no material impact on its financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

3. Debt and Lease Commitments

  Bank Line of Credit

        In November 2002, the Company renewed its line of credit with Silicon Valley Bank for $1,000,000. This revolving line of credit bears interest at the bank's reference rate (prime rate 4.25%) plus 1.00 percent (5.25% at March 31, 2003). This line of credit is secured by substantially all of the Company's assets and expires on December 15, 2003. As of March 31, 2003, there was $482,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable and there are no financial covenants.

  Capital and Operating Lease Obligations

        The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2008. Total rent expense under these operating leases was approximately $164,000 and $169,000 during the years ended March 31, 2002 and 2003, respectively. Included in property and equipment is approximately $875,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases which expire through January, 2006. The effective interest rate for these leases range from 8.6% to 15.0%. The accumulated depreciation under capital leases amounted to $464,000 as of March 31, 2003.

        Total minimum lease payments under the above leases are as follows:

	Capital Leases	Operating Leases	Total
Year ending March 31,
2004	$196,000	$146,000	$342,000
2005	89,000	172,000	261,000
2006	53,000	179,000	232,000
2007	—	184,000	184,000
2008	—	190,000	190,000
Thereafter	—	16,000	16,000

	$338,000	$887,000	$1,225,000
Less—Amount representing interest	(44,000)

Present value of minimum lease payments	294,000
Less—Current portion	(168,000)

	$126,000

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

        Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2002 and 2003 are as follows:

	March 31, 2002		March 31, 2003
	Amount	Percent	Amount	Percent
Income tax at statutory federal rate	$(242,000)	(34.0%)	$(404,000)	(34.0%)
State income taxes, net of federal income tax	—	—	—	—
Effect of permanent differences	1,500	0.2	2,000	0.2
Change in valuation allowance	240,500	33.8	402,000	33.8
Other	(—)	(—)	—	—

	$0	0.0%	$0	(0%)

        Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        A detail of the Company's deferred tax assets and liabilities as of March 31, 2003 follows:

Inventory reserves	$140,000
Allowance for doubtful accounts	14,000
Accrued vacation	30,000
Accrued warranty and customer support	6,000
Other	26,000
General tax credit carry-forwards	812,000
Net operating loss carry-forwards	4,083,000
Depreciation	(243,000)

4,868,000
Valuation allowance	(4,868,000)

$—

        As of March 31, 2003, the Company had federal net operating loss carry-forwards of approximately $12 million, expiring at various dates through 2023.

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2001	591,157	2.75
Granted	1,372,250	0.88
Exercised	—	—
Canceled	(361,282)	1.77
Expired/Forfeited	(2,500)	(5.44)
Outstanding at March 31, 2002	1,599,625	$2.16

Granted	533,500	0.26
Exercised	—	—
Canceled	(259,500)	0.74

Outstanding at March 31, 2003	1,873,625	$1.82

Exercisable at March 31, 2003	1,267,906	$1.41

        The weighted average fair value for options granted during each year was $.75 and $0.42 for fiscal 2002 and fiscal 2003, respectively.

        The number of common stock options available for grant as of each year was 123,956 for fiscal 2002 and 222,961 for fiscal 2003.

        Options outstanding at March 31, 2003 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 - $0.50	344,000	9.86	$0.14	9.000	$0.16
$1.51 - $1.00	1,330,500	8.35	$0.91	1,101,656	$0.94
$1.01 - $2.00	86,125	7.11	$1.78	61,625	$1.72
$2.01 - $5.00	53,250	7.01	$3.35	35,875	$3.41
$5.01 - $15.75	59,750	4.36	$8.80	59,750	$8.80

$0.11 - $15.75	1,873,625	8.40	$1.41	1,267,906	$1.82

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2003 and 2002:

	2003	2002
Net loss
As reported	$(1,188,000)	$(713,000)
Pro forma	$(1,430,917)	$(1,146,000)
Basic loss per common share
As reported	$(0.15)	$(0.09)
Pro forma	$(0.18)	$(0.15)

        For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2003 and 2002: dividend yields of 0% and 0%, respectively; expected volatility of 141% and 73%, respectively; risk-free interest rates of 3.3% and 4.41%, respectively; and expected lives of 4.33 and 2.89, respectively. The weighted-average fair value of options granted during the year ended March 31, 2003 for which the exercise price equals the market price on the grant date was $0.42, and the weighted-average exercise price was $0.88.

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

  Warrants

        In connection with the renewal of the Company's Line of Credit facility through Silicon Valley Bank in November 2000, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company's common stock at $2.1875 per common share and recorded a charge of $59,000 for the year ended March 31, 2001. This warrant expires in November 2007, and as of March 31, 2003, none of the shares related to this warrant have been exercised.

        In connection with the March 2001 private placement of $500,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 40,000 shares of our common stock at a price of $1.125. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March 2006, and as of March 31, 2003, none of the shares related to this warrant have been exercised.

        In connection with the September 2001 private placement of $100,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 8,000 shares of our common stock at a price of $0.65. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in

September 2006 and as of March 31, 2003, none of the shares related to this warrant have been exercised.

        In connection with an agreement for investor relations services to be performed during the year ended March 31, 2002, we issued warrants to CastleRook Financial Partners, LLC to purchase a total of 75,000 shares of the Company's common stock at a price of $0.72. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in August 2003, and as of March 31, 2003, none of the shares related to this warrant have been exercised.

7. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no discretionary matching contribution for the years ended March 31, 2002 and 2003. Additionally, no contributions were made for the years ended March 31, 2002 and 2003.

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

9. Related Party Transactions

        In December 2001, we entered into a promissory note payable with a principal value of $50,000 with Mr. Tiberiu Mazilu, PhD, an officer and director of the Company. The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company's termination of Dr. Mazilu's employment with the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on September 3, 2003.

ITEM 10. EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on September 3, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2003 Annual Meeting of the Stockholders to be held on September 3, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on September 3, 2003.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)
  The following are attached as Exhibits to this Form 10-KSB:

3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
10.1	AML Communications, Inc. Stock Incentive Plan(1)
10.2	Form of Incentive Stock Option Agreement(1)
10.3	Form of Non-employee Director Incentive Stock Option Agreement(1)
10.4	Incentive Stock Option Agreement, dated August 1, 1994, between the Company and Jacob Inbar.(7)
10.5	Stock Option Agreement, dated December 15, 1995, between the Company and David A. Derby.(7)
10.6	Stock Option Agreement, dated August 28, 1996, between the Company and David A. Derby.(7)
10.7	Stock Option Agreement, dated December 15, 1995, between the Company and Richard W. Flatow.(7)
10.8	Stock Option Agreement, dated August 28, 1996, between the Company and Richard W. Flatow.(7)
10.9	Incentive Stock Option Agreement, dated April 28, 1997, between the Company and Kirk A. Waldron.(7)
10.10	Form of Indemnity Agreement(1)

10.11	Standard offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 30, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(2)
10.12	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.13	Business Loan Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings Association (4)
10.14	Security Agreement dated August 2, 1996, between the Company and Bank of America National Trust and Savings Association(4)
10.15	Amendment No. 1 dated September 2, 1997 to Business Loan Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association(5)
10.16	Stock Incentive Plan of AML Communications, Inc., as Amended and Restated on June 24, 1998 (6)
10.17	Form of amended Non-employee Director Stock Option Agreement. (6)
10.18	Amendment No. 2 dated September 1, 1998 to Business Loan Agreement dated August 2, 1996 between the Company and Bank of America National Trust and Savings Association. (6)
10.19	Change in Control Agreement dated August 25, 1998 between the Company and Kirk A. Waldron.(8)
10.20	Employment Agreement dated February 23, 1999 between the Company and Jacob Inbar.(8)
10.21	Employment Agreement dated February 23, 1999 between the Company and Tiberiu Mazilu (8)
10.22	Employment Agreement dated February 23, 1999 between the Company and Edwin J. McAvoy.(8)
10.23	Loan and Security Agreement dated October 26, 1999 between the Company and Silicon Valley Bank. (9)
10.24	Intellectual Property Security Agreement.(9)
10.25	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (10)
10.26	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (10)
10.27	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (10)
10.28	Change in Control Agreement dated December 20, 2000 between the Company and Karl R. Brier.(11)
10.29	Change in Control Agreement dated December 20, 2000 between the Company and Scott T. Behan. (11)
10.30	Change in Control Agreement dated December 20, 2000 between the Company and Kevin W. Pietramala. (11)
10.31	Settlement and Release Agreement dated January 17, 2001 between the Company and Jacob Inbar.(11)
10.32	Copy of letter from Arthur Andersen LLP to the Securities & Exchange Commission. (12)
10.33	Termination and Change in Control Agreement dated September 12, 2001 between the Company and Jacob Inbar. (13)
10.34	Termination and Change in Control Agreement dated September 12, 2001 between the Company and Tiberiu Mazilu. (13)
10.35	Termination and Change in Control Agreement dated September 12, 2001 between the Company and Edwin McAvoy. (13)

10.36	Change in Control Agreement dated September 12, 2001 between the Company and Gary Rogers. (13)
10.37	Change in Control Agreement dated September 12, 2001 between the Company and Si Le. (13)
10.39	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (14)
10.40	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(14)
10.41	Accounts Receivable Purchase Modifications Agreement dated December 16, 2002 between Silicon Valley Bank and AML Communications (15)
23.1	Consent of Independent Accountants
99.1	Certification by the Chief Executive Officer
99.2	Certification by the Director of Finance

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

  (15)
  Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2002 and incorporated herein by reference.

  +
  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

  (b)
  Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

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

AML Communications, Inc.
By:	/s/ JACOB INBAR Jacob Inbar President and Chief Executive Officer	Dated:	June 30, 2003

        KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob Inbar and Susan Fite, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACOB INBAR Jacob Inbar	President, Chief Executive Officer and Chairman of the Board	June 30, 2003
/s/ TIBERIU MAZILU Tiberiu Mazilu	Vice President-Engineering and Director	June 30, 2003
/s/ EDWIN J. MCAVOY Edwin J. McAvoy	Secretary, Vice President-Sales, and Director	June 30, 2003
/s/ SUSAN FITE Susan Fite	Director of Finance Chief Accounting Officer	June 30, 2003
/s/ DAVID A. DERBY David A. Derby	Director	June 30, 2003
/s/ RICHARD W. FLATOW Richard W. Flatow	Director	June 30, 2003
/s/ GERALD M. STAREK Gerald M. Starek	Director	June 30, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE
ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

        I, Jacob Inbar, certify that:

        1.     I have reviewed this annual report on Form 10-KSB of AML Communications, Inc.;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 30, 2003	/s/ JACOB INBAR Jacob Inbar Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE
ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

        I, Susan Fite, certify that:

        1.     I have reviewed this annual report on Form 10-KSB of AML Communications, Inc.;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: June 30, 2003	/s/ SUSAN FITE Susan Fite Director of Finance and Chief Accounting Officer

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
AML COMMUNICATIONS, INC. BALANCE SHEET AS OF MARCH 31, 2003
AML COMMUNICATIONS, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2002 AND 2003
AML COMMUNICATIONS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MARCH 31, 2002 AND 2003
AML COMMUNICATIONS, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2002 AND 2003
AML COMMUNICATIONS, INC. NOTES TO FINANCIAL STATEMENTS March 31, 2003
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
  ITEM 14. CONTROLS AND PROCEDURES.
SIGNATURES
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT