Form 10QSB
period 2003-06-30
AML COMMUNICATIONS INC
filed 2003-08-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:	0-27252

AML COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Avenida Acaso Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(805) 388-1345
(Issuer’s telephone number including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No    ☐

Common Stock Outstanding as of August 1, 2003:                       7,829,459

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

Number of pages in this Form 10-Q                                                         SB   16

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET

	June 30, 2003	March 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$54,000	$195,000
Accounts receivable, net of allowance for doubtful accounts of $35,550 at June 30, 2003 and $35,550 March 31, 2003	1,147,000	609,000
Inventories, net	975,000	1,059,000
Other current assets	117,000	135,000
Total current assets	2,293,000	1,998,000

Property and Equipment, at cost:	4,270,000	4,267,000
Less - Accumulated depreciation and amortization	(3,717,000)	(3,631,000)
	553,000	636,000

Other Assets	43,000	43,000
	$2,889,000	$2,677,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$464,000	$568,000
Line of credit	661,000	482,000
Current portion of capital lease obligations	155,000	168,000
Accrued expenses:
Accrued payroll and payroll related expenses	115,000	160,000
Other accrued liabilities	168,000	243,000
Total current liabilities	1,563,000	1,621,000

Notes payable - officers	150,000	50,000
Capital Lease Obligations, net of current portion	74,000	126,000

Stockholders’ Equity:
Preferred stock, $.01 par value:
1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 7,829,459 shares issued and outstanding at June 30, 2003 and at March 31, 2003	73,000	73,000

Capital in excess of par value	10,301,000	10,301,000
Accumulated deficit	(9,272,000)	(9,494,000)
Total stockholders’ equity	1,102,000	880,000
	$2,889,000	$2,677,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2003	June 30, 2002

Net sales	$1,548,000	$1,332,000
Cost of goods sold	831,000	708,000
Gross profit	717,000	624,000

Operating expenses:
Selling, general and administrative	265,000	300,000
Research and development	199,000	322,000
	464,000	622,000

Operating income (loss)	253,000	2,000

Other (expense) income, net	(30,000)	(18,000)
Income (loss) before provision for income taxes	223,000	(16,000)
Provision for income taxes	—	—

Net income (loss)	$223,000	$(16,000)

Basic earnings (loss) per common share	$0.03	$0.00

Diluted earning (loss) per common share	$0.02	$0.00
Basic and diluted weighted average number of shares of common stock outstanding	7,829,000	7,829,000
Diluted weighted average number of shares of common stock outstanding	9,393,000	7,829,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended

	June 30, 2003	June 30, 2002

Cash Flows from Operating Activities:
Net profit (loss)	$223,000	$(16,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,000	158,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(538,000)	446,000
Inventories	84,000	(11,000)
Other current assets	18,000	71,000
Accounts payable	(106,000)	(526,000)
Accrued expenses	(119,000)	(144,000)
Net cash used in operating activities	(353,000)	(22,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,000)	(7,000)
Net cash used in investing activities	(2,000)	(7,000)

Cash Flows from Financing Activities:
Net Proceeds from line of credit	179,000	236,000
Proceeds from note payable	100,000	—
Principal payments on capital lease obligations	(65,000)	(58,000)
Net cash from (used in) financing activities	214,000	178,000
Net Decrease in Cash and Cash Equivalents	(141,000)	149,000
Cash and Cash Equivalents, beginning of period	195,000	160,000
Cash and Cash Equivalents, end of period	$54,000	$309,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,000	$23,000
Income taxes	—	—
Non-cash transactions:
Debt incurred to purchased property and equipment	$—	$50,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

1.                                      Basis of Presentation

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave markets.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2003 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Going Concern Issues

In connection with the audit for the year ended March 31, 2003, we received a report from our independent certified public accountants that includes an explanatory paragraph describing uncertainty in our ability to continue as a going concern.  Our financial statements included herein contemplate our ability to continue and as such do not include any adjustments that might result from this uncertainty. These financial statements should be read in conjunction with the Company’s March 31, 2003 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

2.                                      Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

3.                                      Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2003	March 31, 2003
	(Unaudited)	(Audited)
Raw materials	$749,000	$800,000
Work-in-process	50,000	132,000
Finished goods	176,000	127,000
	$975,000	$1,059,000

Line of Credit

In November 2002, we renewed our $1,000,000 line of credit with Silicon Valley Bank.  This revolving line of credit bears interest at the bank’s reference rate at 4.25% plus 1%, totaling 5.25% at June 30, 2003.  This line of credit is secured by substantially all of the Company’s assets and expires on December 15, 2003. As of June 30, 2003, there was $661,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

Capital Leases

In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000.  The terms of the lease call for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

4.                                      Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement further clarifies accounting for derivative instruments. The company believes the adoption of this Statement will have no material impact on its financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

5.                                      Listing History

Our common stock currently trades on Nasdaq’s OTC Bulletin Board under the symbol “AMLJ.OB”. Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time.  We were delisted from NASDAQ because of our failure to meet the $1.00 minimum bid price requirement.

6.                                      Subsequent Event

In July 2003 the Company raised $288,000 ($100,000 of which was a conversion from an advance received in June 2003), primarily from current officers and directors, in the form of notes with warrants. The promissory notes bear interest at the rate of 8% and have a two-year maturity.  The warrants to purchase 240,000 shares of common stock have an exercise price of $0.24, vest immediately, and have a term of five years from the date of the note.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net sales.  Net sales for the three months ended June 30, 2003 were $1.55 million, compared to net sales of $1.33 million in the three months ended June 30, 2002, an increase of 16%. The increase in sales is attributable to increased sales for our MIC products serving the Defense markets. Net sales of Cellular, PCS and two-way messaging products for the three months ended June 30, 2003 were $22,000, or 1.4% of net sales, compared to $108,000, or 8.1% of net sales, for the three months ended June 30, 2002. This decrease is attributed to the softness in the wireless communications market and the decrease in demand for our legacy cellular products. The decrease in PCS, two-way messaging and cellular sales was  offset by an increase in sales of our MIC, defense related, amplifier products of approximately 24.7%. Specifically, sales of our MIC products were $1.53 million, or 98.6% of net sales for the three months ended June 30, 2003 compared to sales of $1.2 million, or 91.9% of net sales for the three months ended June 30, 2002. The increase in defense related MIC sales is largely attributable to our continued penetration of the fractured MIC market, the fast acquisition rate for new MIC customers, and increased demand for defense related MIC products due to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of the U.S. government announced plans to increase defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue.

Gross profit.  Gross profit for the three months ended June 30, 2003 was $717,000 or 46.3% of net sales, compared to $624,000 , or 46.8% of net sales, for the three months ended June 30, 2002.  Gross profit increased as a result of increased material margins for our defense related MIC products, which accounted for virtually all of the sales during the quarter ended June 30, 2003, and due to the effects of cost reductions and efficiency gains.

Selling, general and administrative costs.  Selling, general and administrative costs for the three months ended June 30, 2003, were $265,000, or 17.1% of net sales, compared to $300,000, or 22.5% of net sales, for the three months ended June 30, 2002.  The decrease is attributable to reduced commission expenses in connection with Government Contracts, and decline in travel associated with sales, as well as decreased advertising and trade show activities.

Research and development costs.  Research and development costs for the three months ended June 30, 2003 were $199,000 or 12.9% of net sales, compared to $322,000, or 24.2% of net sales, for the three months ended June 30, 2002.  The decrease is primarily due to the decline in depreciation expense, as many R&D assets have become fully depreciated, and there has been a significant drop in engineering direct labor, drafting, and documentation costs from headcount reductions.

Other expense.   Other expense, for the three months ended June 30, 2003 was $30,000, compared to other expense of $18,000 for the three months ended June 30, 2002.  The increase is due to interest expense and finance charges related to capital leases and to the Line of Credit balance.

Provision for income taxes.  For both the three months ended June 30, 2003 and June 30, 2002, we recorded no provision for or benefit from income taxes. Although we recorded a net profit for the three months ended June 30, 2003, we did not record a provision for taxes for the first quarter of fiscal 2003, as the tax effect on the income will be mitigated by the utilization of loss carry-forwards.

Net income/loss.  For the reasons set forth above, we generated a net income in the first quarter of fiscal 2004 of $223,000 compared to net loss of $16,000 in the first quarter of fiscal 2003.

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

In November 2002, we renewed our $1,000,000 line of credit with Silicon Valley Bank. This revolving line of credit bears interest at the bank’s reference rate prime rate at 4.25% plus 1%, totaling 5.25% at June 30, 2003. This line of credit is secured by substantially all of the Company’s assets and expires on December 15, 2003. As of June 30, 2003, there was $661,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

At June 30, 2003, we had $54,000 in cash and cash equivalents. The Company’s operating activities created a negative cash flow of approximately $353,000 in fiscal 2004, a direct result of reduced sales during the previous quarter, coupled with increased production and material cost in the quarter ending June 30, 2003. We anticipate capital expenditures of approximately $300,000 in fiscal 2004. We have scheduled principal payments; capital lease payments and operating lease payments totaling $250,000 in fiscal 2004.

In July 2003 the Company raised $288,000  ($100,000 of which was a conversion from an advance received in June 2003), primarily from current officers and directors, in the form of notes with warrants. The promissory notes bear interest at the rate of 8% and have a two-year maturity, with five-year warrants at 20% of the investment.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of  our fiscal year ended March 31, 2003, in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB. For the year ended March 31, 2003, we incurred a net loss of $1.2 million and negative cash flows from operations of approximately $119,000 primarily as a result of the reduction of accounts payable balances. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

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

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance our operations for the next 12 months. In addition to the funds raised in July  2003, we may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2003, along with the capital raised in July 2003, is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

PART II - OTHER INFORMATION

Item 6.                           Exhibits and Reports on Form 8-K.

(a)                                                                                                                                              Exhibits

31.1   Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of  2002

32.1   Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(b)                                                                    Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	August 12, 2003	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	August 12, 2003	/s/ Susan J. Fite
Susan J. Fite
Director of Finance and Chief Accounting Officer