Form 10QSB
period 2003-09-30
AML COMMUNICATIONS INC
filed 2003-11-12
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27252

AML COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Avenida Acaso Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(805) 388-1345
(Issuer’s telephone number including area code)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 17, 2003:  7,837,584

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET

	September 30, 2003	March 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$629,000	$195,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 at September 30, 2003 and $36,000 March 31, 2003	1,131,000	609,000
Inventories, net	1,014,000	1,059,000
Other current assets	106,000	135,000
Total current assets	2,880,000	1,998,000

Property and Equipment, at cost:	4,214,000	4,267,000
Less - Accumulated depreciation and amortization	(3,718,000)	(3,631,000)
	496,000	636,000

Other Assets	43,000	43,000
	$3,419,000	$2,677,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$508,000	$568,000
Line of credit	598,000	482,000
Current portion of capital lease obligations	134,000	168,000
Accrued expenses:
Accrued payroll and payroll related expenses	171,000	160,000
Accrued state income taxes	54,000	—
Other accrued liabilities	12,000	243,000
Total current liabilities	1,477,000	1,621,000

Notes payable – officers	295,000	50,000
Notes payable - investors	43,000	—
Capital Lease Obligations, net of current portion	134,000	126,000
Total liabilities	1,949,000	1,797,000

Stockholders’ Equity:
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 7,836,959 shares issued and outstanding at September 30, 2003 and 7,829,459 shares outstanding at March 31, 2003	73,000	73,000

Capital in excess of par value	10,338,000	10,301,000
Accumulated deficit	(8,941,000)	(9,494,000)
Total stockholders’ equity	1,470,000	880,000
	$3,419,000	$2,677,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales	$1,729,000	$1,041,000	$3,277,000	$2,372,000
Cost of goods sold	805,000	687,000	1,636,000	1,395,000
Gross profit	924,000	354,000	1,641,000	977,000

Operating expenses:
Selling, general & administrative	379,000	342,000	644,000	641,000
Research and development	174,000	313,000	373,000	636,000
	553,000	655,000	1,017,000	1,277,000
Profit (loss) from operations	371,000	(301,000)	624,000	(300,000)

Other income (expense), net	14,000	(177,000)	(16,000)	(194,000)
Profit (loss) before provision for income taxes	385,000	(478,000)	608,000	(494,000)

Provision for income taxes	54,000	—	54,000	—

Net profit (loss)	$331,000	$(478,000)	$554,000	$(494,000)

Basic earnings (loss) per common share	$0.04	$(0.06)	$0.07	$(0.06)

Basic weighted average number of shares of common stock outstanding	7,832,000	7,829,000	7,831,000	7,829,000

Diluted earnings (loss) per common share	$0.03	$(0.06)	$0.06	$(0.06)

Diluted weighted average number of shares of common stock outstanding	9,616,000	7,829,000	9,615,000	7,829,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2003	September 30, 2002

Cash Flows from Operating Activities:
Net Profit (loss)	$554,000	$(494,000)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Interest on debt discount fees	4,000	—
Depreciation and amortization	150,000	298,000
Bad debt expense	(1,000)	—
Loss (gain) on sale of fixed assets	(48,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(522,000)	658,000
Inventories	45,000	89,000
Other current assets	28,000	75,000
Other assets	—	(7,000)
Increase (decrease) in:
Accounts payable	(60,000)	(451,000)
Accrued state income taxes	54,000	—
Accrued expenses	(189,000)	14,000
Net cash from operating activities	15,000	182,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,000)	(70,000)
Proceeds from the sale of property and equipment	48,000	—
Net cash provided by (used in) investing activities	39,000	(70,000)

Cash Flows from Financing Activities:
Exercise of stock options	1,000	—
Proceeds from line of credit	117,000	101,000
Proceeds from notes payable – related parties	245,000	—
Proceeds from notes payable - investors	43,000	—
Principal payments on capital lease obligations	(26,000)	(53,000)
Net cash provided by financing activities	380,000	48,000

Net Increase in Cash and Cash Equivalents	434,000	160,000
Cash and Cash Equivalents, beginning of period	195,000	160,000
Cash and Cash Equivalents, end of period	$629,000	$320,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$64,000	$34,000

Non-cash transactions:
Debt incurred to purchased property and equipment	$—	$50,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

3.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2003	March 31, 2003

Raw materials	$730,000	$800,000
Work-in-process	140,000	132,000
Finished goods	144,000	127,000
	$1,014,000	$1,059,000

4.                                      Line of Credit

In September 2003, we renewed our line of credit with Silicon Valley Bank. In addition, we increased our line of credit from $1,000,000 to $2,000,000.  This revolving line of credit bears interest at the bank’s reference rate at prime plus 1%, totaling 5.00% at September 30, 2003.  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2004. As of September 30, 2003, there was $598,000 in outstanding borrowings under the line of credit. Borrowings, under the line of credit, are subject to a borrowing base of accounts receivable, and there are no financial covenants.

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

6.                                      Listing History

Our common stock currently trades on Nasdaq’s OTC Bulletin Board under the symbol “AMLJ.OB”. Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time.  We were de-listed from NASDAQ because of our failure to meet the $1.00 minimum bid price requirement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual future results may differ materially from the results discussed in the forward-looking statements.  When used in this report, the words “expects” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by the Company include, but are not limited to:

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net sales.  Net sales for the three months ended September 30, 2003 were $1.7 million, as compared to net sales of $1.0 million for the three months ended September 30, 2002, an increase of 66.1%.  The increase in net sales is attributed to the higher volume of shipments in the defense related MIC products.  MIC sales accounted for $1.6 million, or 93.8% of net sales for the three months ended September 30, 2003, as compared to $906,000, or 87.0% of net sales for the three months ended September 30, 2002. Additionally, the PCS and wireless messaging market, produced $107,000, or 6.2% of net sales for the three months ended September 30, 2003, as compared to $135,000, or 13.0% of net sales for the three months ended September 30, 2002.

Gross profit.  Gross profit for the three months ended September 30, 2003 was $924,000 or 53.4% of net sales, compared to a gross profit of $354,000, or 34.0% of net sales for the three months ended September 30, 2002.  Gross profit increased as a result of the increase in sales coupled with the decrease in manufacturing overhead costs.

Selling, general and administrative costs.  Selling, general, and administrative costs were $379,000, or 21.9% of net sales, for the three months ended September 30, 2003, as compared to $342,000, or 32.8% of net sales, for the three months ended September 30, 2002.  The increase is attributed to higher professional fees and costs associated with Investor Relations.  The Company also continued to benefit from substantial salary reductions implemented in 2001 for its key executive founders.  Those officers have voluntarily agreed to below-market salaries to assist the Company during difficult times.

Research and development costs.  Research and development costs were $174,000, or 10.0% of net sales, for the three months ended September 30, 2003, as compared to $313,000, or 30.1% of net sales, for the three months ended September 30, 2002. The two contributing factors are; a significant decrease in depreciation expenses, as a result of assets reaching full depreciation, and a reduction in engineering labor costs, as a result of previous head count reductions.

Other income, net.  Other income was $14,000 for the three months ended September 30, 2003, as compared to other expenses of $177,000, for the three months ended September 30, 2002.  The company recognized a $48,000 gain on the sale of fixed assets, offset by interest expenses of $34,000 for the three months ended September 30, 2003, as compared to the $170,000 loss on the sale of fixed assets for the three months ended September 30, 2002.

Provision for income taxes. The company recorded a provision of $54,000 for the six months ended September 30, 2003 for State Income Taxes, due to the California suspension on the utilization of loss carry forwards.

Net Income.  For the reasons set forth above, we generated a net income of $331,000 for the three months ended September 30, 2003, as compare to a net loss of $478,000 for the three months ended September 30, 2002.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Net sales.  Net sales were $3.3 million for the six months ended September 30, 2003, as compared to net sales of $2.4 million for the six months ended September 30, 2002, an increase of 38.2%. The increase in net sales is largely attributed to the higher volume of shipments in the defense related MIC products.  MIC sales accounted for $3.2 million, or 96.1% of net sales for the six months ended September 30, 2003, as compared to $2.1 million, or 89.7% of net sales for the six months ended September 30, 2002. The PCS and wireless messaging market produced  $129,000, or 3.9% of net sales for the six months ended September 30, 2003, as compared to $243,000, or 10.3% of net sales for the six months ended September 30, 2002.

Gross profit.  Gross profit was $1.6 million, or 50.1% of net sales, for the six months ended September 30, 2003, as compared to $977,000, or 41.2% of net sales, for the six months ended September 30, 2002. Gross profit improved as a result of the increase in sales coupled with the decrease in manufacturing overhead costs

Selling, general, and administrative costs.  Selling, general and administrative costs were $644,000, or 19.7% of net sales, for the six months ended September 30, 2003, as compared to $641,000, or 27.0% of net sales, for the six months ended September 30, 2002.

Research and development costs.  Research and development costs were $373,000, or 11.4% of net sales, for the six months ended September 30, 2003, as compared to $636,000, or 26.8% of net sales, for the six months ended September 30, 2002. The two contributing factors are; a significant decrease in depreciation expenses, as a result of assets reaching full depreciation, and a reduction in engineering labor costs, as a result of previous head count reductions.

Other expense.  Other expense was $16,000 for the six months ended September 30, 2003, as compared to other expense of $194,000 for the six months ended September 30, 2002. The decrease in expense is due to a one-time loss recognition of $170,000 on the sale of a fixed asset, during the six months ended September 30, 2002.

Provision for income taxes.  The company recorded a provision of $54,000 for the six months ended September 30, 2003 for State Income Taxes, due to the California suspension on the utilization of loss carry forwards.

Net Income.  For the reasons set forth above, we generated a net income of $554,000 for the six months ended September 30, 2003, as compare to a net loss of $494,000 for the six months ended September 30, 2002.

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

In December 2001, we entered into a non-cancelable capital lease to acquire test equipment valued at $53,000. The terms of the lease call for 48 equal monthly aggregate payments of $1,504 commencing in December 2001 and at an annual interest rate of 15.63%.

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

In June 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued at approximately $50,000. The terms of the lease called for 12 equal monthly aggregate payments of $4,192 commencing in July 2002 with no annual interest.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

In July 2003 the Company raised $245,000  ($100,000 of which was a conversion from an advance received in June 2003), from current officers and directors, and $43,000 form outside investors, in the form of notes with warrants. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Each warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $0.24.  The warrants expire five years from the date of issuance.  The Company has valued these warrants at $35,000 and is expensing this value over the term of the notes payable.  For the quarter ended September 30, 2003, a total of $4,000 was charged to the statement of operations.

In September 2003, we renewed our line of credit with Silicon Valley Bank. In addition, we increased our line of credit from $1,000,000 to $2,000,000.  This revolving line of credit bears interest at the bank’s reference rate at prime plus 1%, totaling 5.00% at September 30, 2003.  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2004.  As of September 30, 2003, there was $598,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

At September 30, 2003, we had $629,000 in cash and cash equivalents. The Company’s operating activities created a positive cash flow of approximately $15,000 for the first six months of fiscal 2004, a direct result of increased sales during the first two quarters of fiscal 2004, coupled with decreased production and material cost in the second fiscal quarter ending September 30, 2003. We anticipate capital expenditures of approximately $300,000 in the fourth quarter of fiscal 2004. We have scheduled principal payments; capital lease payments and operating lease payments totaling $250,000 in fiscal 2004.

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

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance our operations for the next 12 months. In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2003, along with the capital raised in July 2003, is insufficient for our operating needs. These sources may include, but are not limited to, an equity investment in the Company by a third party. There are, however, no assurances that we will be able successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Revenue recognition.  We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and related guidance. We make these assessments based on the following factors; customer-pecific information, return policies, and historical experience for issues not yet identified.

Inventory.  We are required to make judgments based on historical experience and future expectations as to the essential level of inventories necessary to maintain the business. We make these assessments based on the following factors; existing orders, age of the inventory, and historical experience. Management is currently reviewing the accounting policies regarding the application of overhead to its inventories and is unable to estimate any effect it may have on future operations.

Additional Factors That May Affect Future Results

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations.  These factors include:

•                  industry-specific factors (including the reliance upon growth of the defense microwave market, significant competition, characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

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

The markets, in which our customers and we compete, are characterized by rapidly changing technology and continuous improvements in products and services.  Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, industry standards, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements, and achieve market acceptance.  We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development.  In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

Item 3.                                   Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls over financial reporting. There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In July 2003, the Company raised $288,000 ($100,000 of which was a conversion from an advance received in June 2003), primarily from current officers and directors, in the form of notes with warrants.  The promissory notes bear interest at the rate of 8% and have a two-year maturity, with five-year warrants at 20% of the investment.  The Company did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933.  The Company believes this transaction was exempt from the registration requirements of the Securities Act of 1933 based Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on September 3, 2003.  The only matter submitted to a vote of the Company’s stockholders was the election of six directors.  The stockholders re-elected all six of the existing directors by the following vote:

	Votes For	Votes Against	Votes Withheld
Jacob Inbar	6,450,290	30,594	0
David A. Derby	6,460,234	20,650	0
Richard W. Flatow	6,460,234	20,650	0
Tiberiu Mazilu, Ph.D	6,450,290	30,594	0
Edwin J. McAvoy	6,450,290	30,594	0
Gerald M. Starek	6,444,634	36,250	0

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                                   Exhibits

10.1 Form of Promissory Note

10.2 Form of Warrant

10.3 Accounts Receivable Purchase Modification Agreement

31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of  2002

32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002

(b)                                                  Reports on Form 8-K

99.  The Company filed Form 8-K on August 7, 2003, furnishing the Company’s first quarter results under Item 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	November 12, 2003	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	November 12, 2003	/s/Susan J. Fite
Susan J. Fite
Director of Finance and Chief Accounting Officer