Form 10QSB
period 2003-12-31
AML COMMUNICATIONS INC
filed 2004-02-12
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

or

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2004:  7,837,584  shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.
CONDENSED BALANCE SHEET

	December 31, 2003	March 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$1,432,000	$195,000
Accounts receivable, net of allowance for doubtful accounts of $34,000 at December 31, 2003 and $36,000 March 31, 2003	922,000	609,000
Inventories, net	922,000	1,059,000
Other current assets	156,000	135,000
Total current assets	3,432,000	1,998,000

Property and Equipment, at cost:	3,664,000	4,267,000
Less - Accumulated depreciation and amortization	(3,214,000)	(3,631,000)
	450,000	636,000

Other Assets	43,000	43,000
	$3,925,000	$2,677,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$587,000	$568,000
Line of credit	684,000	482,000
Current portion of capital lease obligations	117,000	168,000
Accrued expenses:
Accrued payroll and payroll related expenses	136,000	160,000
Accrued state income taxes	88,000	—
Other accrued liabilities	43,000	243,000
Total current liabilities	1,655,000	1,621,000

Notes payable – officers	295,000	50,000
Notes payable - investors	43,000	—
Capital Lease Obligations, net of current portion	106,000	126,000
Total liabilities	2,099,000	1,797,000

Stockholders’ Equity:
Preferred stock, $.01 par value:
1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value:
15,000,000 shares authorized; 7,837,584 shares issued and outstanding at December 31, 2003 and 7,829,459 shares outstanding at March 31, 2003	73,000	73,000

Capital in excess of par value	10,338,000	10,301,000
Accumulated deficit	(8,585,000)	(9,494,000)
Total stockholders’ equity	1,826,000	880,000
	$3,925,000	$2,677,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Net sales	$2,003,000	$1,266,000	$5,280,000	$3,638,000
Cost of goods sold	1,047,000	857,000	2,683,000	2,252,000
Gross profit	956 ,000	409,000	2,597,000	1,386,000

Operating expenses:
Selling, general & administrative	349,000	287,000	993,000	928,000
Research and development	177,000	313,000	550,000	949,000
	526,000	600,000	1,543,000	1,877,000
Profit (loss) from operations	430,000	(191,000)	1,054,000	(491,000)

Other income (expense), net	(40,000)	(9,000)	(56,000)	(203,000)
Profit (loss) before provision for income taxes	390,000	(200,000)	998,000	(694,000)

Provision for income taxes	34,000	—	88,000	—

Net profit (loss)	$356,000	$(200,000)	$910,000	$(694,000)

Basic earnings (loss) per common share	$0.05	$(0.03)	$0.12	$(0.09)

Basic weighted average number of shares of common stock outstanding	7,838,000	7,829,000	7,833,000	7,829,000

Diluted earnings (loss) per common share	$0.04	$(0.03)	$0.09	$(0.09)
Diluted weighted average number of shares of common stock outstanding	9,616,000	7,829,000	9,611,000	7,829,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS

Nine Months Ended

	December 31, 2003	December 31, 2002

Cash Flows from Operating Activities:
Net Profit (loss)	$910,000	$(694,000)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Interest on debt discount fees	9,000	—
Depreciation and amortization	204,000	433,000
Bad debt expense	(2,000)	—
Loss (gain) on sale of fixed assets	(48,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(311,000)	750,000
Inventories	137,000	137,000
Other current assets	(20,000)	29,000
Other assets	—	(10,000)
Increase (decrease) in:
Accounts payable	17,000	(434,000)
Accrued state income taxes	88,000	—
Accrued expenses	(198,000)	(21,000)
Net cash from operating activities	786,000	190,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(18,000)	(20,000)
Proceeds from the sale of property and equipment	48,000	24,000
Net cash provided by investing activities	30,000	4,000

Cash Flows from Financing Activities:
Exercise of stock options	2,000	—
Proceeds from line of credit, net	202,000	77,000
Proceeds from notes payable – related parties	245,000	—
Proceeds from notes payable - investors	43,000	—
Principal payments on capital lease obligations, net	(71,000)	(112,000)
Net cash provided by (used in) financing activities	421,000	(35,000)

Net Increase in Cash and Cash Equivalents	1,237,000	159,000
Cash and Cash Equivalents, beginning of period	195,000	160,000
Cash and Cash Equivalents, end of period	$1,432,000	$319,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$104,000	$57,000

Non-cash transactions:
Debt incurred to purchased property and equipment	$—	$100,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

3.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2003	March 31, 2003

Raw materials	$708,000	$800,000
Work-in-process	62,000	132,000
Finished goods	152,000	127,000
	$922,000	$1,059,000

4.             Line of Credit

In September 2003, we renewed our line of credit with Silicon Valley Bank. In addition, we increased our line of credit from $1,000,000 to $2,000,000.  This revolving line of credit bears interest at the bank’s reference rate at prime plus 1%, totaling 5.00% at December 31, 2003.  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2004. As of December 31, 2003, there was $684,000 in outstanding borrowings under the line of credit. Borrowing under the line of credit is subject to a borrowing base of accounts receivable, and there are no financial covenants.

5.             Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We are currently evaluating which method of transition to fair value accounting we will elect.

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the nine months ended December 31, 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	For the nine months ended December 31, 2003	For the nine months ended December 31, 2002
Net income (loss) as reported	910,000	(694,000)
Less: stock-based compensation expense, net of related tax effects	(221,000)	(182,000)
Pro forma net loss	689,000	(876,000)

Basic earnings per share - as reported	0.12	(0.09)
Diluted earnings per share - as reported	0.09	(0.09)
Basic earnings per share - pro forma	0.09	(0.11)
Diluted earnings per share - pro forma	0.07	(0.10)

6.             Recently Issued Accounting Pronouncements

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

7.             Listing History

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

•      the variability in gross margins on our products;

•      our ability to design  and market new products successfully;

•      our failure to acquire new customers in the future;

•      deterioration of business and economic conditions in our markets;

•      intensely competitive industry conditions with increasing price competition; and

•      the rate of growth in the defense markets.

Please read the factors set forth in the section below titled “Additional Factors That May Affect Future Results” and other risk factors detailed in the Company’s filings with the Securities and Exchange Commission (the “SEC”).  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this report is filed with the SEC or to reflect the occurrence of unanticipated events.

Overview

The Company, which is based in southern California, designs, manufactures and markets Radio Frequency (“RF”) and Microwave power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. The Company’s defense industry products, which represents approximately 90% of its sales, are used in communications and radar equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. The Company’s wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers.  These products, representing approximately 10% of the Company’s sales, are sold to cellular operators and to original equipment manufactures. The demand for products manufactured by the Company and used in the defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for the Company’s products by government prime contractors, as well as to the Company’s strategy to acquire market share by offering leading edge products.  The demand for wireless products has seen a recent increase due to the competition among cellular operators and original equipment manufactures to provide improved products and services.

Results of Operations

Three Months Ended December 3, 2003 Compared to Three Months Ended December 31, 2002

Net sales.  Net sales for the three months ended December 31, 2003 were $2.0 million, as compared to net sales of $1.3 million for the three months ended December 31, 2002, an increase of 58.3%.  The increase in net sales is attributable to the higher volume of shipments of the defense related MIC products.  MIC sales accounted for $1.7 million, or 85.0% of net sales for the three months ended December 31, 2003, as compared to $1.1 million, or 83.0% of net sales for the three months ended December 31, 2002. Additionally, the cellular and wireless messaging market produced $264,000, or 13.2% of net sales for the three months ended December 31, 2003, as compared to $216,000, or 17.0% of net sales for the three months ended December 31, 2002.

Gross profit.  Gross profit for the three months ended December 31, 2003 was $956,000, or 47.7% of net sales, compared to a gross profit of $409,000, or 32.3% of net sales for the three months ended December 31, 2002. Gross profit increased as a result of the increase in sales coupled with a reduction in the number of employees, a decrease in occupancy costs and a decrease in depreciation expense for production equipment resulting from the full depreciation of certain assets.

Selling, general and administrative costs.  Selling, general, and administrative costs were $349,000, or 17.4% of net sales, for the three months ended December 31, 2003, as compared to $287,000, or 22.7% of net sales, for the three months ended December 31, 2002.  The increase in dollar value is attributed to higher professional fees, increased depreciation expenses due to asset acquisitions for office equipment, and salary increases for key executive officers. The Company continues to benefit from these key executive officers who, are currently receiving below-market salaries.

Research and development costs.  Research and development costs were $177,000, or 8.8% of net sales, for the three months ended December 31, 2003, as compared to $313,000, or 24.8% of net sales, for the three months ended December 31, 2002. These costs declined due to a significant decrease in depreciation expenses for engineering equipment, resulting from the full depreciation of certain assets, and a reduction in engineering labor costs, resulting from a reduction in personnel.

Other expense, net.  Other expense was $40,000 for the three months ended December 31, 2003, as compared to other expenses of $9,000 for the three months ended December 31, 2002.  The increased expense is attributed to interest and finance charges associated with increased borrowing to facilitate the Company’s growth.

Provision for income taxes. For the three months ended December 31, 2003, the Company recorded a provision of $34,000 for state income taxes, due to the suspension by the California Franchise Tax Board of the utilization of loss carry forwards.

Net Income.  For the three months ended December 31, 2003, net income was $356,000, as compared to a net loss of $200,000 for the three months ended December 31, 2002.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Net sales.  Net sales were $5.3 million for the nine months ended December 31, 2003, as compared to net sales of $3.6 million for the nine months ended December 31, 2002, an increase of 47.2%. The increase in net sales is largely attributable to the higher volume of shipments of the defense related MIC products.  MIC sales accounted for $4.9 million, or 92.6% of net sales for the nine months ended December 31, 2003, as compared to $3.2 million, or 87.4% of net sales for the nine months ended December 31, 2002. The cellular and wireless messaging market produced  $392,000, or 7.4% of net sales for the nine months ended December 31, 2003, as compared to $459,000, or 12.6% of net sales for the nine months ended December 31, 2002.

Gross profit.  Gross profit was $2.6 million, or 49.2% of net sales, for the nine months ended December 31, 2003, as compared to $1.4 million, or 38.1% of net sales, for the nine months ended December 31, 2002. Gross profit increased as a result of the increase in sales coupled with a reduction in the number of employees, a decrease in occupancy costs and a decrease in depreciation expense for production equipment resulting from the full depreciation of certain assets.

Selling, general, and administrative costs.  Selling, general, and administrative costs were $993,000, or 18.8% of net sales, for the nine months ended December 31, 2003, as compared to $928,000, or 25.6% of net sales, for the nine months ended December 31, 2002. The increase is attributed to higher professional fees, increased depreciation expenses due to asset acquisitions for office equipment, and salary increases for key executive officers. The Company continues to benefit from these key executive officers who are currently receiving below-market salaries.

Research and development costs.  Research and development costs were $550,000, or 10.4% of net sales, for the nine months ended December 31, 2003, as compared to $949,000, or 26.1% of net sales, for the nine months ended December 31, 2002. These costs declined due to a significant decrease in depreciation expense for engineering equipment, resulting from the full depreciation of certain assets, and a reduction in engineering labor costs, resulting from a reduction in personnel.

Other expense.  Other expense was $56,000 for the nine months ended December 31, 2003, as compared to other expense of $203,000 for the nine months ended December 31, 2002. The decrease in expense is due to a one-time loss recognition of $170,000 on the sale of a fixed asset during the nine months ended December 31, 2002.

Provision for income taxes For the nine months ended December 31, 2003, the Company recorded a provision of $88,000 for state income taxes, due to the suspension by the California Franchise Tax Board of the utilization of loss carry forwards.

Net Income.  For the nine months ended December 31, 2003, net income was $910,000, as compared to a net loss of $694,000 for the nine months ended December 31, 2002.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations. In December 1995, we completed an initial public offering of 1,725,000 shares of common stock (including the exercise of the underwriters’ over allotment option), raising net proceeds of approximately $7.7 million. Of such net proceeds, $425,000 was used to repay loans from certain stockholders and the remainder was used to expand manufacturing capability through the leasing and outfitting of substantially larger facilities, the acquisition of equipment sufficient to produce higher product quantities and the employment and training of additional employees capable of expanding production and sales. From March 2001 through January 2002, we raised approximately $1.0 million in additional funds from the completion of four equity private placements. The net proceeds of the equity private placements have also been used to maintain inventory and working capital balances.

Between July 1, 2000 and December 31, 2001, the Company entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000.  The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at 12/31/03 is $183,000.

 In December 2001, we received a loan of $50,000 from Mr. Tiberiu Mazilu, PhD, an officer and director of the Company. The promissory note calls for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company with another entity, the death of Dr. Mazilu, or the Company’s termination of Dr. Mazilu’s employment with the Company.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

In July 2003 the Company raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes with warrants. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity.

Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.24.  The warrants expire five years from the date of issuance.  The Company has valued these warrants at $35,000 and is expensing this value over the term of the notes payable.  For the nine months ended December 31, 2003, a total of $9,000 was charged to the statement of operations.

In September 2003, we renewed our line of credit with Silicon Valley Bank. In addition, we increased our line of credit from $1,000,000 to $2,000,000.  This revolving line of credit bears interest at the bank’s reference rate at prime plus 1%, totaling 5.00% at December 31, 2003.  This line of credit is secured by substantially all of the Company’s assets and expires on November 20, 2004.  As of December 31, 2003, there was $684,000 in outstanding borrowings under the line of credit. Borrowings under the line of credit are subject to a borrowing base of accounts receivable, and there are no financial covenants.

At December 31, 2003 we had $1,432,000 in cash and cash equivalents. The Company’s operating activities created a positive cash flow of approximately $786,000 for the first nine months of the 2004 fiscal year, a direct result of increased sales during the first three quarters of the 2004 fiscal year, coupled with decreased production and material costs in the nine months ending December 31, 2003. We anticipated that we would make capital expenditures of approximately $300,000 in the fourth quarter of the 2004 fiscal year, but have revised this projection and anticipate making these expenditures in the first quarter of the 2005 fiscal year. We have scheduled principal payments, capital lease payments, and operating lease payments totaling $250,000 in fiscal 2004.

In their report on our financial statements for the fiscal year ended March 31, 2003, our auditors have included an explanatory paragraph relating to our ability to continue as a going concern. For the year ended March 31, 2003, we incurred a net loss of $1.2 million and negative cash flows from operations of approximately $119,000 primarily as a result of the reduction of accounts payable balances. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

We believe that funds provided from the private placements and the borrowing capacity from our line of credit may not be sufficient to finance our operations for the next 12 months. In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2003, along with the capital raised in July 2003, is insufficient for our operating needs. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Revenue recognition.  We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and related guidance. We make these assessments based on customer-specific information, return policies, and historical experience for issues not yet identified.

Inventory.  We are required to make judgments based on historical experience and future expectations as to the essential level of inventories necessary to maintain the business. We make these assessments based on existing orders, age of the inventory, and historical experience. Management is currently reviewing the accounting policies regarding the application of overhead to its inventories.  Management is not certain what effect, if any, these accounting policies may have on future operations.

Additional Factors That May Affect Future Results

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations.  These factors include:

•      industry-specific factors (including the reliance upon growth of the defense microwave market, significant competition characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

•      our ability to timely develop and produce commercially viable products at competitive prices;

•      our ability to produce products which meet the quality standards of both existing and potential new customers;

•      our ability to accurately anticipate customer demand;

•      our ability to manage expense levels, in light of varying revenue streams;

•      the availability and cost of components;

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

We experience significant price competition and expect price competition in the sale of our products to remain intense.  We cannot assure you that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share.  Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future.  Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than we do and have, greater name recognition and market acceptance of their products and technologies.

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services.  Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, that meet or exceed industry standards, that compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 Articles of Incorporation (1)
3.2 Bylaws (1)
31.1 Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2 Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1 Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2 Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)   Previously filed with the Securities and Exchange commission as an exhibit to the Registration Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.

(2)   Filed herewith.

(b)	Reports on Form 8-K

The Company filed Form 8-K on October 29, 2003, reporting its second quarter results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	February 12, 2004	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	February 12, 2004	/s/ Susan J. Fite
Susan J. Fite
Director of Finance and Chief Accounting Officer