Form 10KSB
period 2004-03-31
AML COMMUNICATIONS INC
filed 2004-06-30
CIK 1003640

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year: $6,976,000

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 18, 2004 was approximately $6,705,644. The per share stock price for computational purposes was $1.25, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on June 18, 2004. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

        The number of shares of the Registrant's common stock outstanding on June 18, 2004 was 7,837,584.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 2004, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

        Transitional Business Disclosure Format (Check One). Yes ☐    No ☒

AML COMMUNICATIONS, INC.

Introductory Notes—Forward Looking Statements and Certain Terminology

        Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled "Additional Factors That May Affect Future Results" and "Factors Affecting Business, Operating Results and Financial Condition", both of which are included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        In this document, the words "we," "our," "ours," and "us" refer to AML Communications Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

        We were incorporated in California in 1986 as Advanced Milliwave Laboratories, Incorporated. Early in 1994, we changed our name to AML Communications, Inc. In December 1995, in conjunction with the initial public offering of our common stock, we changed our state of incorporation from California to Delaware. In May 1996, we moved our principal office and manufacturing facility to our current location, 1000 Avenida Acaso, Camarillo, California, 93012.

        We currently design, manufacture, and market RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. Our defense industry products are used in communications equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. Our wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market as well as Cellular Coverage Enhancement amplifiers.

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

        We believe our future success depends upon our ability to broaden our product offerings, continue to increase our defense microwave customer base, and capture volume product delivery opportunities with increased gross margins. While we continually attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay, or eliminate its purchases from us. Such a reduction would have a material adverse effect on our business, results of operations, and financial condition.

        A limited number of OEMs account for a majority of amplifier purchasers in the communications equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. Additionally our future depends on our ability to generate new products, mostly as part of a standard line of products (i.e. products we developed that are intended to be sold to many customers).

        We have experienced, and expect to continue to experience, declining average sales prices for our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins. There is no assurance that the Company will be able to develop products that will generate higher gross margins, or that we will be able to reduce manufacturing costs.

Business Strategy

        The return of Jacob Inbar and the other co-founders in February 2001, resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $2.8 million in fiscal 2002 to $3.7 million in fiscal 2003, and an increase to $6.3 million in fiscal 2004.

        Utilizing our extensive knowledge in Microwave Integrated Circuits ("MIC") design capabilities, we have expanded the products we offer as part of our full line catalog. Such products are designed for and marketed to the Defense Microwave market. We also intend to utilize the MIC design capabilities toward higher value added products such as subsystems.

        Due to our limited financial resources, as well as the adverse effects of the global downturn in the wireless telecommunications infrastructure spending, we will limit the level of new product introductions to this market to those which will provide adequate margins or those in which potential or existing customers will share the costs of the new product development. Therefore, we do not intend to introduce new products for the Telecom Wireless Market.

        In June 2004, we completed the acquisition of Mircrowave Power, Inc. (referred to in this discussion as "MPI"). The acquisition of MPI is part of a strategic move to complement the existing AML product line and expand our technology base. We plan to operate MPI from the current facility in Santa Clara, with the current management in place, but plan to unify the Web-site of MPI with ours for better market exposure with intent to offer a "one stop shop" for customers seeking low noise and high power amplifier solutions.

Markets

        We sell our RF/Microwave amplifier products into various segments of the communications market with primary focus on the Defense Microwave marketplace and to a lesser degree on segments of the wireless communications (PCS and two-way messaging), and Cellular Coverage Enhancement markets. In fiscal 2004, we derived approximately 90.8% of our revenues from the Defense Microwave market, 0.1% from the PCS and two-way messaging market, and 9.1% from Cellular Coverage Enhancement products. In comparison, in fiscal 2003 we derived 81.7% from Defense Customers, 4.8% from PCS and two-way messaging, and 13.5% from Cellular Coverage Enhancement products.

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

        Two-Way Messaging.    The two-way messaging networks consist of a substantial number of local and nationwide transceivers that distribute and collect information from numerous handheld wireless messaging handsets. These handsets allow the user to perform functions such as accessing the internet, retrieving and responding to e-mail, and instant messaging, among others. The two-way messaging protocols are being adapted to deliver greater amounts of digital information, requiring high power, linear amplification for transmission from the base stations, and low noise tower mount receive amplifiers to maximize the sensitivity of the base station reception. We have provided low noise tower-mount receive amplifiers and RF power amplifiers to two-way messaging OEM's as well as to several network operators. Currently, the two largest markets for wireless messaging products are the U.S. and China.

Products

        We designed and/or manufactured during the year low noise and power amplifiers that were sold primarily into the Defense Microwave markets and to a lesser degree to the Cellular and PCS, and two-way messaging markets.

        Defense Microwave.    We produce standard and custom hybrid microwave amplifier products. We also produce derivative products that are based upon minor modification of these items. The frequencies for these products range from 50kHz to 26GHz. Power levels range from less than one milliwatt to several watts.

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

        Two-Way Messaging.    We have developed a wide range of receive products to support the two-way messaging market. These products include tower mount receive amplifiers, RF power amplifiers, and base station receive multi-couplers. We believe these products offer excellent performance in terms of maximizing receive sensitivity while minimizing the effects of interference from alternative services. We also offer derivative products of our cellular RF power amplifier product line to support the two-way messaging base station transmission requirements.

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

        For the fiscal year ended March 31, 2004, our largest customer was Raytheon, which accounted for approximately 13.3% of net sales. DFAS was our second largest customer with approximately 12.4% of net sales. For fiscal year ended March 31, 2003, DFAS was our largest customer accounting for 16.8% of net sales, with Raytheon as our second largest customer with approximately 11.2% of net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

        We rely heavily on acquiring new customers. The acquisition rate for new Defense Microwave customers during fiscal 2004 was approximately 4 new customers per quarter compared to approximately 1 new customer per quarter for fiscal 2003.

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

        Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders, which can be subject to cancellation, postponement, or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

        During the fiscal years ended March 31, 2004, international sales were $1.0 million or 14.8% of net sales as compared to $266,000 or 5% of net sales in March 2003.

Warranty

        Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facilities in Southern California.

Product Development

        We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise, and increased efficiency in the RF amplification process as well as seeking to reduce the cost and increase the manufacturing efficiency of new and existing products. Our research and development staff consisted of 9 people as of March 31, 2004. Expenditures for research and development amounted to approximately $723,000 in fiscal 2004 and $1.2 million in fiscal 2003.

Competition

        The Defense Microwave industry is highly competitive. Our main competitors include Celeritek, Miteq, CTT, and JCA Technology. Although most of the competitors have significantly higher resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to any great degree. We utilize our technological knowledge as well as price to compete effectively.

        We have experienced significant price competition and expect price competition in the sale of RF/Microwave amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to better withstand sustained price competition or a market downturn. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise.

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

        We maintain our ISO 9001 certification, a uniform worldwide quality management system standard, on our headquarters and manufacturing facility located in Camarillo, California. Numerous customers and potential customers throughout the world, particularly in Europe, require their suppliers be ISO certified. In addition, many customers require their suppliers to purchase components only from subcontractors that are ISO certified. We are currently in the process of preparing for re-certification to the new ISO 9001-2000 standard.

        We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. Although we did not experience shortages during fiscal year 2004, we have experienced this in the past, and may again in the future experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

Intellectual Property

        We rely on trade secrets and execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We own several patents relating to multi-carrier power amplifier circuits and implementation. We have an on-going program, which encourages applications for both U.S. and international patents for various aspects of our technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations with us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

        The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Although we are not aware of any pending or threatened intellectual property lawsuits against us, we cannot guarantee that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customer's ability to distribute, sell, or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

        Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. We often must obtain regulatory approval in connection with the manufacture and sale of our products, and by our customers to operate our products. We cannot assure you that the United States Federal Communications Commission (FCC), International Telecommunications Union (ITU), European Telecommunications Standard Institute (ETSI), or other organizations charged with regulating the requirements of RF equipment, will not adopt more stringent regulations for the communications industry. If such regulations are adopted, AML, the OEMs, and the wireless system operators may be required to alter the manner in which radio signals are transmitted, or otherwise to alter the equipment transmitting such signals, which could materially and adversely affect our products and markets. The enactment by federal, state, local or international governments of new laws or regulations, or a change in the interpretation of existing laws or regulations could affect the market for our products. Recent deregulation of international communications industries, along with recent RF spectrum allocations made by the FCC, have increased the potential demand for our products by providing users of those products with opportunities to establish new wireless personal communications services. However, we cannot assure you that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact us. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

Employees

        As of March 31, 2004, we had 56 full-time employees, including 9 in research and development; 38 in manufacturing, production engineering and quality assurance; 6 in administration; and 3 in sales, marketing, order entry and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with are employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

        Our administrative, engineering, and manufacturing facilities are located in a 25,000 square foot leased building in Camarillo, California. The lease for this space expires in April 2008. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

ITEM 3. LEGAL PROCEEDINGS

        We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Information

        Our common stock currently trades on NASDAQ's OTC Bulletin Board under the symbol "AMLJ.OB". Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time. The table below sets forth for the periods indicated (1) the high and low bid prices for the Company's common stock for the periods it traded on the OTC Bulletin Board and (2) the high and low intraday sales prices for the common stock during periods it traded on the Nasdaq Small Cap and National Markets. For the quarter in which the common stock transitioned from Nasdaq to the OTC Bulletin Board, the table reflects the higher of the two methods in the "high" column and the lower of the two methods in the "low" column. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The source of the information for the high and low bid prices is the OTC Bulletin Board.

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2003
First quarter	$0.80	$0.38
Second quarter	$0.18	$0.06
Third quarter	$0.18	$0.08
Fourth quarter	$0.19	$0.10
Fiscal year ended March 31, 2004
First quarter	$0.24	$0.20
Second quarter	$0.58	$0.52
Third quarter	$1.50	$1.26
Fourth quarter	$1.87	$1.60

        At June 14, 2004 there were approximately 81 holders of record of the Company's common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

  Dividends

        We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants and other factors.

Equity Compensation Plans

        The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,863,614	$1.82	408,010

Recent Sales of Unregistered Securities

        We did not issue any securities in unregistered offerings in fiscal 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table summarizes the Company's results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2003 and 2004.

	Year Ended March 31,
	2003		2004
	(Dollars in thousands)
Revenues
MIC	$3,689	81.7%	$6,333	90.8%
PCS and wireless messaging	218	4.8	8	0.1
Cellular, wireless telephony and other	608	13.5	635	9.1

Total net sales	4,515	100.0	6,976	100.0
Cost of goods sold	3,013	66.7	3,571	51.2

Gross profit (loss)	1,502	33.3	3,405	48.8
Operating expenses:
Selling, general and administrative	1,243	27.5	1,376	19.7
Research and development	1,231	27.3	723	10.4

Operating profit (loss)	(972)	(21.5)	1,306	18.7
Other (expense), net	(216)	(4.8)	(75)	1.1
(Loss) profit before income taxes	(1,188)	(26.3)	1,231	17.6
Income tax expense	—	—	98	1.4

Net profit (loss) before cumulative effect of change in accounting principle	(1,188)	(26.3)%	1,133	16.2
Cumulative effect of change in accounting principle	—	—	120	1.7

Net profit (loss)	$(1,188)	(26.3)%	$1,013	14.5%

Fiscal Years Ended March 31, 2004 and 2003

        Net sales.    Net sales for fiscal 2004 were $7.0 million, compared to $4.5 million in fiscal 2003. The increase in net sales is attributable to continuous growth in the defense sector coupled with some returning sales in the cellular market. The PCS product line made up $218,000, or 4.8% of net sales in fiscal 2003, decreasing to $8,000 or 0.1% of net sales in fiscal 2004. This decline is due to the economic slow down in the wireless, PCS, and two-way messaging markets. We anticipate that sales of our PCS and two-way messaging products will continue to decrease due to reduced capital expenditures for new equipment by OEM's and service providers given the current economic conditions within the wireless market. Sales of cellular and other products were $635,000, 9.1% of net sales in fiscal 2004, as compared to $608,000, 13.5% of net sales in fiscal 2003. In general, the global wireless communications market remains weak. MIC sales continue to increase with sales of $6.3 million in fiscal 2004, 90.8% of net sales, compared to $3.7 million in fiscal 2003, 81.7% of net sales. The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of planned increases in defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Additionally, the Company entered into a definitive agreement on May 26, 2004 to acquire Microwave Power, Inc. ("MPI") with the intent of achieving new channels to market and subsequently increase sales.

        Gross profit.    Gross profit for fiscal 2004 was $3.3 million, or 47.1% of net sales, compared to a gross profit in fiscal 2003, of $1.5 million, or 33.3% of net sales. The increase in margin can be attributed to lower material costs in the MIC product line, which accounts for 90.8% of our net sales. In connection with the change in the method of inventory overhead allocation, the Company offset $275,000 of raw materials overhead relating to inventory balances at March 31, 2003, against inventory reserve during the year ended March 31, 2004. In prior fiscal years, we had allocated a portion of overhead expenses to our raw materials inventory. However, because our raw materials inventory is generally used to meet custom orders, any leftover parts usually have little or no value to us. As these parts are not critical to our operations, we decided to attribute no portion of our manufacturing expense to them. A total of $120,000 of this offset has been reclassed to the statement of operations as of March 31, 2004.

        Selling, general, and administrative costs.    Selling, general and administrative costs for fiscal 2004 were $1.4 million, or 19.7% of net sales, compared to $1.2 million, or 27.5% of net sales, for fiscal 2003. The increase is attributed to additional personnel, new consulting services for the purpose of process improvement, and increased financing fees in connection with increasing our line of credit.

        Research and development costs.    Research and development costs for fiscal 2004 were $723,000, or 10.4% of net sales, compared to $1.2 million, or 27.3% of net sales, for the corresponding period in fiscal 2003. The decrease is primarily due to a reduction in depreciation expenses due to assets completing their life cycles, combined with a reduction of personnel at the end of fiscal 2003. We intend to expand the research and development department by hiring additional engineers, acquiring capital equipment, and redirecting our focus to the development of new products.

        Other expense, net.    Other expense for fiscal 2004 was $75,000 as compared to $216,000 for fiscal 2003. The decrease is mainly due to the recognition of a $170,000 loss on the sale of a fixed asset during fiscal 2003.

        Income tax expense.    For the twelve months ended March 31, 2004, the Company recorded a provision of $98,000 for state income taxes due to the suspension by the California Franchise Tax Board of the utilization of loss carry forwards, as compared to the twelve months ended March 31, 2003, in which the Company recognized the benefits from loss carry forwards.

        Cumulative effect of change in accounting principle.    The Company recorded $120,000 of additional costs for the fiscal year ended March 31, 2004, as a result in the change in the method of inventory overhead allocation.

Liquidity and Capital Resources

        Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

        Between July 1, 2000 and December 31, 2001, the Company entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000. The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at March 31, 2004 is $157,000.

        In December 2001, we received a loan of $50,000 from Dr. Tiberiu Mazilu, PhD, an officer and director of the Company. The promissory note calls for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly and based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company into another entity, the death of Dr. Mazilu, or the Company's termination of Dr. Mazilu's employment with the Company.

        In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

        In July 2003 the Company raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares or our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. The Company has valued these warrants at $35,000 and is expensing this value over the term of the notes payable. For the twelve months ended March 31, 2004, a total of $13,000 was charged to the statement of operations.

        On November 20, 2001 we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank, which replaced an Accounts Receivable Financing Agreement we had entered into with the bank on November 20, 2000. We paid the bank $7,500 upon execution of the Accounts Receivable Purchase Agreement. Pursuant to the Accounts Receivable Purchase Agreement, the bank has the right (but not the obligation) to purchase receivables from us at 80% of their face value, net of deferred revenue and offsets, if any. In September 2003, we modified our agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank cannot exceed $2,000,000. We are obligated to pay the bank a monthly finance charge which is computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for the month. We also pay the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunds to us any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank may require us to repurchase receivables it has purchased if they remain unpaid after 90 days from the invoice date, if the account debtor has filed (or has filed against it) bankruptcy or other insolvency proceedings, if we breach the Accounts Receivable Purchase Agreement or if the account debtor asserts any claim relating to the receivable.

        At March 31, 2004, we had $977,000 in cash and cash equivalents. The Company's operating activities provided cash of approximately $976,000 in fiscal 2004, primarily as a result of increased revenues coupled with a reduction in operating expenses. Cash provided from investing activities amounted to $25,000 due to net proceeds from the sale of property and equipment of $48,000 offset by the purchase of equipment for $23,000. Cash provided from financing activities was $219,000, which was primarily a result of cash provided by investors of $289,000, payments of lease obligations of $106,000 and net receivables from our line of credit of $402,000. We anticipate capital expenditures of approximately $530,000 in fiscal 2005.

        In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2004, is insufficient for our operating needs. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

        The following table summarizes our contractual obligations, including purchase commitments at March 31, 2004, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Payment due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(In Thousands)
Long-term debt obligations including related parties	$338	$50	$288	$—	$—
Capital Lease obligations	189	140	49	—	—
Operating leases	741	172	553	16	—

Total contractual cash obligations	$1,268	$362	$890	$16	$—

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

        Revenue recognition.    We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin

("SAB") No. 101, "Revenue Recognition," and ("SAB's") No. 103 and 104, "Update of Codification of Staff Accounting Bulletins" and related guidance. We make these assessments based on the following factors: I) customer-specific information, II) return policies, III) historical experience for issues not yet identified.

        Inventory.    We are required to make judgments based on historical experience and future expectations as to the realizability of inventory. We make these assessments based on the following factors: I) existing orders, II) age of the inventory, III) historical experience. Management has reviewed the accounting policies regarding the application of overhead to its inventories and ceased the application of overhead to its raw materials in the year ended March 31, 2004. Due to the change in the method of inventory overhead allocation, the Company recognized an additional $120,000 in costs of goods sold for the year ended March 31, 2004. Additionally, inventory was reduced by $273,000 and offset against inventory reserve in March 2004. In prior fiscal years, we had allocated a portion of overhead expenses to our raw materials inventory. However, because our raw materials inventory is generally used to meet custom orders, any leftover parts usually have little or no value to us. As these parts are not critical to our operations, we decided to attribute no portion of our manufacturing expense to them.

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

        We may be required to procure additional sources of financing in the event that the capital available as of March 31, 2004 is insufficient for our operating needs. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our financial condition.

        We believe that, to the extent that foreign sales are recognized, we may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations, and financial condition.

        We have evaluated the credit exposure associated with conducting business with foreign customers and have concluded that such risk is acceptable. Nevertheless, any significant change in the economy or a deterioration in United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on our business, results of operations, and financial condition.

        Sales to foreign customers are invoiced in U.S. dollars. Accordingly, we currently do not engage in foreign currency hedging transactions. However, as we expand further into foreign markets, we may experience greater risk associated with general business, political and economic conditions in those markets. At such time, we may seek to lessen our exposure through currency hedging transactions. We cannot assure you that a currency hedging strategy would be successful in avoiding currency exchange related losses. In addition, should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of our products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations, and financial condition.

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

Factors Affecting Business, Operating Results and Financial Condition

        An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

Risks Associated With Our Business

Most of our sales are made to the defense industry. Our business and financial results could be adversely affected if defense spending is curtailed, which would cause the value of your investment to decline.

        As a percentage of total revenues, our net sales to our two largest customers during the fiscal year ended March 31, 2004 totaled approximately 25.7%, accounting for $1.8 million of our revenues in fiscal 2004. These customers rely on the defense industry for orders and the defense industry relies upon the United States government for funding. Changes in funding may occur if there is a change in the current administration. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

        There is a significant risk that sales from the wireless sector may not repeat. Although we have seen an increase in the revenues generated from the cellular market in the fiscal year ended March 31, 2004, there are no assurances that such an increase indicates a trend or that the Company will be able to secure any additional orders in the future.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products or enhancements that achieve market acceptance.

        The market for our products is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, and evolving industry standards. We believe that we have been successful to date in investing in research and development to meet these needs and delivering products before our competitors. We believe that our future success will depend upon continued development and timely introduction of products capable of collecting or processing new types of telecommunications signals. However, we expect that new technologies will continue to emerge. Our future performance will depend on the successful development, introduction, and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. There can be no assurance that we will be able to develop and market new products successfully in the future or respond effectively to technological changes, or that new products introduced by others will not render our products or technologies noncompetitive or obsolete.

        We also may not be able to develop the underlying core technologies necessary to create new products and enhancements or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  •
  changing product specifications and customer requirements;

  •
  difficulties in hiring and retaining necessary technical personnel;

  •
  difficulties in reallocating engineering resources and overcoming resource limitations;

  •
  difficulties with contract manufacturers;

  •
  changing market or competitive product requirements; and

  •
  unanticipated engineering complexities.

        The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot ensure that we will be able to identify, develop, manufacture, market, or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot ensure that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes, or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

Our business, operating results and financial condition could be negatively impacted if demand for our products is less than we anticipate or if we fail to hire qualified employees. As a result, the value of your securities may decline.

        Our growth depends on our ability to successfully develop and market our products. The development and marketing of our products is dependent on a number of factors, including our ability to:

  •
  recruit and maintain a base of qualified engineers;

  •
  initiate, develop and sustain corporate and government relationships;

  •
  attract, hire, integrate and retain qualified sales and sales support employees; and

  •
  accurately assess the demands of the market.

        Demand for our products might be less than we anticipate, or we may not be successful in recruiting and maintaining the personnel we need to develop and sell our products. In either case, our business, operating results and financial condition could be negatively impacted and the value of your securities may decline.

We may be unable to compete successfully in our market. If we cannot compete successfully, our operating results will be adversely affected.

        The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, that meet or exceed industry standards, that compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require us to invest significant funds into research activities. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

        Our primary competitors are Celeritek and Miteq who are much larger than we are and who have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of microwave integrated circuits for use by the defense industry however we have no contractual agreement with the contractors with whom we do business and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, as well as the value of your securities, could be materially adversely affected.

Unexpected increases in the cost to develop or manufacture our products under fixed-price contracts may cause us to experience unreimbursed cost overruns.

        A significant portion of our revenue is derived from fixed-price contracts. Under fixed-price contracts, unexpected increases in the cost to develop or manufacture a product, whether due to inaccurate estimates in the bidding process, unanticipated increases in materials costs, inefficiencies, or other factors, are borne by us. We have experienced cost overruns in the past that have resulted in losses on certain contracts, and may experience additional cost overruns in the future. Such cost overruns would increase our operating expenses, reduce our net income and earnings per share, and have a materially adverse effect on our future results of operations and financial condition.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

        Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition, or announcements of extraordinary events such as acquisitions or litigation may cause revenues to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions, may adversely affect the future market price of our common stock.

Risks Associated With Ownership of Our Securities

We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future.

        We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

We have the ability to issue additional shares of our common stock without asking for shareholder approval, which could cause your investment to be diluted.

        Our Articles of Incorporation currently authorize the Board of Directors to issue up to 15,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock may have the effect of further diluting your investment.

We may raise additional capital through a securities offering that could dilute your ownership interest.

        We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

There is no active public market for our securities, so you may not be able to liquidate your securities if you need money.

        Trading of our common stock is sporadic. It is not likely that an active market for our common stock will develop or be sustained soon. You may not be able to liquidate our securities if you need money.

We are subject to the Penny Stock Rules and these rules may adversely affect trading in our common stock.

        Our common stock is a "low-priced" security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

We recently acquired Microwave Power, Inc. The combination of our business with that of Microwave Power, Inc. may not result in the benefits we anticipated.

        On May 26, 2004 we announced our intent to acquire Microwave Power, Inc. and on June 18, 2004 the acquisition closed. Acquisitions involve a number of special risks, including diversion of management's attention from the core business and the failure to retain key personnel in the acquired business. We cannot guarantee that this acquisition will be profitable, or that we will be able to integrate the business of Microwave Power, Inc. with our business without substantial costs, delays, or other operational or financial problems.

Quantitative and Qualitative Disclosures About Market Risk

        We have some risk exposure from interest rates being unfavorable. At March 31, 2004, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AML Communications, Inc.
Camarillo, CA

        We have audited the accompanying balance sheets of AML Communications, Inc. as of March 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 2 to the financial statements, the Company changed its method of inventory overhead allocation during the year ended March 31, 2004.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 4, 2004

AML COMMUNICATIONS, INC.
BALANCE SHEET
AS OF MARCH 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$977,000
Accounts receivable, net of allowance for doubtful accounts of $34,000	665,000
Inventories, net	1,115,000
Other current assets	136,000

Total current assets	2,893,000
Property and Equipment, at cost	3,585,000
Less: Accumulated depreciation and amortization	(3,177,000)

Property and Equipment, net	408,000
Other assets	43,000

$3,344,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$355,000
Line of credit, net	80,000
Current portion of capital lease obligations	114,000
Accrued expenses:
Accrued payroll and payroll related expenses	229,000
Accrued state income taxes	98,000
Other accrued expenses	148,000

Total current liabilities	1,024,000
Note Payable—Officers, net	276,000
Note Payable—Investors, net	40,000
Capital lease obligations, net of current portion	74,000
Commitments and Contingencies
Stockholders' Equity:
Common stock, $.01 par value: 15,000,000 shares authorized; shares issued and outstanding 7,837,584	73,000
Capital in excess of par value	10,338,000
Accumulated deficit	(8,481,000)

Total stockholders' equity	1,930,000

$3,344,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

	Year Ended
	March 31, 2003	March 31, 2004
Net sales	$4,515,000	$6,976,000
Cost of goods sold	3,288,000	3,571,000

Gross profit (loss)	1,227,000	3,405,000
Operating Expenses:
Selling, general and administrative	1,243,000	1,376,000
Research and development	1,231,000	723,000

	2,474,000	2,099,000
(Loss) profit from operations	(1,247,000)	1,306,000
Other income (expense):
Interest income	1,000	1,000
Interest expense	(68,000)	(124,000)
Other	(149,000)	48,000

	(216,000)	(75,000)
(Loss) profit before provision for income taxes	(1,463,000)	1,231,000
Provision for income taxes	—	98,000
Net (loss) profit before change in method of inventory overhead allocation	$(1,463,000)	$1,133,000
(Gain) loss from change in method of inventory overhead allocation	(275,000)	120,000
Net (loss) profit	$(1,188,000)	$1,013,000
Basic (loss) earnings per common share before change in method of inventory overhead allocation	$(0.19)	$0.14
Earnings (loss) per common share from change in method of inventory overhead allocation	$0.04	$(0.01)
Net (loss) earnings available to common shareholders	$(0.15)	$0.13
Basic weighted average number of shares of common stock outstanding	7,830,000	7,838,000
Diluted (loss) earnings per common share before change in method of inventory overhead allocation	$(0.19)	$0.12
Earnings (loss) per common share from change in method of inventory overhead allocation	$0.04	$(0.01)
Diluted (loss) earnings per common share	$(0.15)	$0.11
Diluted weighted average number of shares of common stock outstanding	7,830,000	9,362,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

	Common Stock			Treasury Stock		Retained Earnings/ Accumulated Deficit
			Capital in Excess of Par Value
	Shares	Amount		Shares	Amount		Totals
Balance, March 31, 2002	7,829,456	$73,000	$10,524,000	(114,500)	$(223,000)	$(8,306,000)	$2,068,000
Retirement of Treasury Stock	—	—	$(223,000)	114,500	223,000	—	—
Net loss	—	—	—	—	—	(1,188,000)	(1,188,000)

Balance, March 31, 2003	7,829,456	$73,000	$10,301,000	—	—	$(9,494,000)	$880,000
Options Exercised	8,128	—	1,000	—	—	—	1,000
Value of Warrants issued in connection with notes payable	—	—	36,000	—	—	—	36,000
Net Income (loss)	—	—	—	—	—	1,013,000	1,013,000

Balance, March 31, 2004	7,837,584	$73,000	$10,338,000	—	—	$(8,481,000)	$1,930,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

	Year Ended
	March 31, 2003	March 31, 2004
Cash Flows from Operating Activities:
Net Profit (loss)	$(1,463,000)	$1,133,000
Adjustments to reconcile net loss to net profit (loss) to net cash used in operating activities:
Interest on debt discount fees	—	13,000
Depreciation and amortization	569,000	251,000
Bad debt expense	(21,000)	(2,000)
Loss (gain) from cumulative effect of change in method of inventory overhead allocation	275,000	(120,000)
Loss (gain) on sale of fixed assets	149,000	(48,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	857,000	(54,000)
Inventories	(56,000)	(56,000)
Other current assets	102,000	(1,000)
Other assets	(5,000)	—
Increase (decrease) in:
Accounts payable	(396,000)	(212,000)
Accrued state income taxes	—	98,000
Accrued expenses	(130,000)	(26,000)

Net cash from operating activities	(119,000)	976,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(20,000)	(23,000)
Proceeds from the sale of property and equipment	171,000	48,000

Net cash provided by investing activities	151,000	25,000

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	1,000
Proceeds from private stock placement	—	—
Proceeds from line of credit, net	232,000	(402,000)
Proceeds from note payable	—	288,000
Principal payments capital lease obligations	(229,000)	(106,000)

Net cash provided by Financing activities	3,000	(219,000)

Net decrease in Cash and Cash Equivalents	35,000	782,000
Cash and Cash Equivalents, beginning of year	160,000	195,000

Cash and Cash Equivalents, end of year	$195,000	$977,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$68,000	$124,000
Income taxes	$—	$—
Non-cash transactions:
Debt incurred to purchase equipment	$100,000	$21,000
unamortized debt discount fees	$—	$22,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

1. Line of Business

        AML Communications, Inc. (the "Company") is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave markets.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles generally accepted in the United States.

Concentration of Cash

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2004, the Company had cash and cash equivalent balances totaling $904,000 in financial institutions, which were in excess of federally insured amounts.

Credit Risk

        The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During fiscal 2004, the Company had sales to two customers that represented 13.3% and 12.4% of net sales, respectively, as compared to fiscal 2003, in which the Company had sales to two customers, which represented 16.8% and 11.2% of net sales, respectively. As of March 31, 2004, these two customers comprised 23.1% and 1.1%, of accounts receivable, respectively.

        The Company's customers are comprised primarily of defense sub contractors, cellular service providers and original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2004, international sales were $1 million, or 14.8% of net sales, as compared to international sales of $266,000, or 5% of net sales in fiscal year ended March 31, 2003.

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment under the guidance of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" updated by (SAB's) No. 103 and No. 104, "Update of codification of Staff Accounting Bulletin."

Inventories and Change in Accounting Principle

        Inventories include costs of materials, as well as labor and manufacturing overhead on work in process and finished goods, and are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

March 31, 2004
Raw materials	$651,000
Work in process	290,000
Finished goods	174,000

$1,115,000

        The reserve for inventory at March 31, 2004 was $199,000. Management has reviewed the accounting policies regarding the application of overhead to its inventories and has ceased the application of overhead to its raw materials for the fiscal year ended March 31, 2004. In connection with the change in the method of inventory overhead allocation, the Company offset $275,000 of raw materials overhead relating to inventory balances at March 31, 2003, against inventory reserve during the year ended March 31, 2004. A total of $120,000 of this offset has been released to the statement of operations as of March 31, 2004.

Depreciation and Amortization

        Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

        Included in property and equipment is approximately $240,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases, which expire through January 2006.

        Depreciation expense for the years ended March 31, 2003 and March 31, 2004 were $569,000 and $251,000, respectively. Included in the accumulated depreciation is the depreciation for capital leases, which amounted to $160,000 as of March 31, 2004.

        The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

        Property and equipment consist of the following:

March 31, 2004
Machinery and equipment	$2,789,000
Furniture and fixtures	131,000
Leasehold improvements	665,000

$3,585,000

Warranty and Customer Support

        The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

Earnings (Loss) Per Share

        Earnings per share calculations are in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Accordingly, "basic" earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method). Where losses are incurred in fiscal years, the number of outstanding options are not included due to the effect being anti-dilutive.

Year ended March 31, 2004	Net Income	Shares	Per Share
Basic earnings per share
Net income available to common stockholders	$1,013,070	7,837,584	$0.13
Effect of dilutive securities
Stock options	—	1,524,875	—

Diluted earnings per share
Net income available to common stockholders	$1,013,070	9,362,459	$0.11

Year ended March 31, 2003	Net Income	Shares	Per Share
Basic earnings per share
Net income available to common stockholders	$(1,187,671)	7,829,459	$(0.15)
Effect of dilutive securities
Stock options	—	—	—

Diluted earnings per share
Net income available to common stockholders	$(1,188,000)	7,829,459	$(0.15)

Use of Estimate in Preparation of Financial Statements

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Product Lines

        The Company operates as one reportable business segment. The Company designs and manufactures RF and microwave, power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the Defense Microwave and Wireless Communications Markets. The revenues earned by each product line are as follows:

	Year Ended March 31,
	2003		2004
	(Dollars in thousands)
Revenues
Cellular and other	$608	13.5%	$635	9.1%
PCS and two-way messaging	218	4.8	8	0.1
Defense microwave and other	3,689	81.7	6,333	90.8

Total net sales	$4,515	100.0%	$6,976	100.0%

Research and Development Costs

        Research and development costs are charged to expense as incurred.

Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes payable-related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

Stock-Based Compensation

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense. The company applies SFAS No. 123, Accounting for Stock-Based Compensation, updated by SFAS 148, "Accounting for stock based compensation—transition and disclosure" and Accounting Principles board Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plan.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2003 and 2004 were $29,000 and $28,000, respectively.

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

3. Debt and Lease Commitments

Accounts Receivable Financing

        On November 20, 2001 we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank, which replaced an Accounts Receivable Financing Agreement we had entered into with the bank on November 20, 2000. We paid the bank $7,500 upon execution of the Accounts Receivable Purchase Agreement. Pursuant to the Accounts Receivable Purchase Agreement, the bank has the right (but not the obligation) to purchase receivables from us at 80% of their face value, net of deferred revenue and offsets, if any. In September 2003, we modified our agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank cannot exceed $2,000,000. We are obligated to pay the bank a monthly finance charge which is computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for the month. We also pay the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunds to us any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank may require us to repurchase receivables it has purchased if they remain unpaid after 90 days from the invoice date, if the account debtor has filed (or has filed against it) bankruptcy or other insolvency proceedings, if we breach the Accounts Receivable Purchase Agreement or if the account debtor asserts any claim relating to the receivable. As of March 31, 2004, there was $80,000 in net outstanding borrowings under the agreement.

Capital and Operating Lease Obligations

        The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates through April 2006. Total rent expense under these operating leases was approximately $169,000 and $146,000 during the years ended March 31, 2003 and 2004, respectively. Included in property and equipment is approximately $240,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases, which expire through January 2006. The effective interest rate for these leases range from 8.6% to 15.0%. The accumulated depreciation under capital leases amounted to $160,000 as of March 31, 2004.

        Total minimum lease payments under the above leases are as follows:

	Capital Leases	Operating Leases	Total
Year ending March 31,
2005	$140,000	$172,000	$312,000
2006	49,000	179,000	228,000
2007	—	184,000	184,000
2008	—	190,000	190,000
2009	—	16,000	16,000
Thereafter	—	—	—

	$189,000	$887,000	$930,000
Less—Amount representing interest	(36,000)

Present value of minimum lease payments	153,000
Less—Current portion	(114,000)

	$39,000

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

        Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2003 and 2004 are as follows:

	March 31, 2003		March 31, 2004
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory federal rate	$(404,000)	(34.0)%	$378,000	34.0%
State income taxes, net of federal income tax	—	—	—	—
Effect of permanent differences	2,000	0.2	2,000	0.2
Change in valuation allowance	402,000	33.9	(380,000)	(34.2)

	$0	0.0%	$0	(0)%

        Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        A detail of the Company's deferred tax assets and liabilities as of March 31, 2004 follows:

Inventory reserves	$79,000
Allowance for doubtful accounts	14,000
Accrued vacation	23,000
Accrued warranty and customer support	19,000
Other	(45,000)
General tax credit carry-forwards	1,374,000
Net operating loss carry-forwards	3,713,000
Depreciation	(134,000)

5,043,000
Valuation allowance	(5,043,000)

$—

        As of March 31, 2004, the Company had federal net operating loss carry-forwards of approximately $11 million, expiring at various dates through 2022.

5. Stockholders' Equity

Stock Option Plan

        The Company's Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 3,000,000 shares of common stock for periods not to exceed 10 years. Options typically vest 25% after one year from the date of grant with remaining options vesting at a rate of 25% per year thereafter. Options may be granted to employees, officers, directors and consultants. Activity under this plan is as follows(1):

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2002	1,599,625	$2.16
Granted	533,500	0.26
Exercised	—	—
Canceled	(266,628)	.74
Expired/Forfeited	—	—
Outstanding at March 31, 2003	1,866,497	$1.83
Granted	210,300	0.59
Exercised	(8,125)	.20
Canceled	(205,059)	1.02
Outstanding at March 31, 2004	1,863,613	$1.79
Exercisable at March 31, 2004	1,524,875	$1.24

        The weighted average fair value for options granted during each year was $.53 and $0.42 for fiscal 2004 and fiscal 2003, respectively.

        The number of common stock options available for grant as of each year was 408,010 for fiscal 2004 and 222,961 for fiscal 2003.

        Options outstanding at March 31, 2004 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 – $ 0.50	374,000	9.01	$0.16	270,875	$0.14
$0.51 – $ 1.00	1,321,188	7.62	$0.90	1,116,562	$0.93
$1.01 – $ 2.00	60,425	6.89	$1.68	42,000	$1.70
$2.01 – $ 5.00	48,250	6.08	$3.26	47,000	$3.27
$5.01 – $15.75	59,750	3.43	$8.80	48,438	$12.03
$0.11 – $15.75	1,863,613	7.70	$1.09	1,524,875	$1.24

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and FAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure". It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock- based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, and FAS

No. 148, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2004 and 2003:

	2004	2003
Net profit (loss)
As reported	$1,013,000	$(1,188,000)
Stock compensation Expense	$(109,451)	$(242,917)
Pro forma	$903,549	$(1,430,917)
Basic loss per common share
As reported	$0.13	$(0.15)
Pro forma	$0.12	$(0.18)

        For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2004 and 2003: dividend yields of 0% and 0%, respectively; expected volatility of 160% and 141%, respectively; risk-free interest rates of 2.9% and 3.3%, respectively; and expected lives of 4.83 and 4.33, respectively. The weighted-average fair value of options granted during the year ended March 31, 2004 for which the exercise price equals the market price on the grant date was $0.55, and the weighted-average exercise price was $0.61.

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

        (1)   The Company's Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 3,000,000 shares of common stock. This number was erroneously reported as 2,096,586 in the Form 10-KSB filed on June 29, 2003. The number of shares reserved for this plan was increased to 3,000,000 on September 11, 2002, when our stockholders and our directors approved the "Fourth Amended and Restated 1995 Stock Incentive Plan."

Warrants

        In connection with the renewal of the Company's accounts receivable financing facility through Silicon Valley Bank in November 2000, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company's common stock at $2.1875 per common share and recorded a charge of $59,000 for the year ended March 31, 2001. This warrant expires in November 2007, and as of March 31, 2004, none of the shares related to this warrant have been exercised.

        In connection with the March 2001 private placement of $500,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 40,000 shares of our common stock at a price of $1.125. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March 2006, and as of March 31, 2004, none of the shares related to this warrant have been exercised.

        In connection with the September 2001 private placement of $100,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 8,000 shares of our common stock at a price of $0.65. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in September 2006 and as of March 31, 2004, none of the shares related to this warrant have been exercised.

        In connection with an agreement for investor relations services to be performed during the year ended March 31, 2002, we issued warrants to CastleRook Financial Partners, LLC to purchase a total of 75,000 shares of the Company's common stock at a price of $0.72. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in August 2003, and as of March 31, 2004, none of the shares related to this warrant have been exercised.

        In connection with the July 2003 private placement of $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable, warrants were attached. A total of 240,000 warrants were issued in connection with the funding and each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.24. The warrants expire five years from the date of issuance and as of March 31, 2004, none of the shares related to these warrants have been exercised. The Company has valued these warrants at $35,000 and is expensing this value over the term of the notes payable. For the twelve months ended March 31, 2004, a total of $13,000 was charged to the statement of operations. Notes payable to both the officers and directors and investors have been shown net of unamortized discount factor on the balance sheet.

7. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees' contribution up to 6%. The Company made no discretionary matching contribution for the years ended March 31, 2003 and 2004. However, the Company made a 3% contribution to its employees in fiscal year ending March 31, 2004 as a contribution to fiscal year ending March 31, 2002.

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

9. Related Party Transactions

        In December 2001, we executed a promissory note with a principal value of $50,000 in favor of Mr. Tiberiu Mazilu, PhD, an officer and director of the Company. The terms of the note call for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly based on the prime interest rate plus 1.25%. The principal amount of the note is due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company into another entity, the death of Dr. Mazilu, or the Company's termination of Dr. Mazilu's employment with the Company.

        In July 2003 the Company executed promissory notes in favor of current officers and directors for $245,000 in connection with the capital raised. The promissory notes bear interest at the rate of 8% and have a two-year maturity. A total of 204,166 warrants were issued in connection with these notes and each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $0.24. The warrants expire five years from the date of issuance.

Significant Fourth Quarter Adjustments

        The Company's management team has changed its accounting policy regarding the application of overhead to raw materials. In connection with the change in the method of inventory overhead allocation, the Company offset $275,000 of raw materials overhead relating to inventory balances at March 31, 2003, against inventory reserve during the year ended March 31, 2004. A total of $120,000 of this offset has been released to the statement of operations as of March 31, 2004.

Subsequent Events

        On May 26, 2004, the Company signed a definitive agreement for the acquisition of Microwave Power, Inc. ("MPI"), which acquisition was completed on June 18, 2004. MPI was merged into a wholly-owned subsidiary of the Company. In exchange for all the issued and outstanding shares of MPI stock, the Company issued 2,117,362 shares of its common stock. There was no change in MPI's management and the Company entered into employment agreements with two of MPI's senior officers, its past President and Secretary. MPI will continue to operate from its facility in Santa Clara, which is owned by MPI's prior shareholders and leased to the Company.

        A summary of the unaudited condensed balance sheet of MPI as of March 31,2004.

Microwave Power Inc. ("MPI") BALANCE SHEET	March 31, 2004
(Unaudited)
Cash	$1,163,000
Receivables	64,000
Inventory	476,000
Property and equipment	113,000

Total assets acquired	$1,816,000
Current liabilities	(11,000)

Net assets acquired	$1,805,000

Unaudited pro forma results of operations as if the Company had acquired MPI as of March 31, 2004 and 2003 are as follows:

Microwave Power Inc. ("MPI")	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Revenue	$8,733,000	$5,940,000
Net Income	1,576,000	(907,000)
Basic and diluted earnings per share	$0.20	$(0.12)

The Company is currently in the process of performing the purchase price allocation for the acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

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

        (b)   Changes in internal controls over financial reporting.    There was no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on September 2, 2004.

ITEM 10. EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on September 2, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2004 Annual Meeting of the Stockholders to be held on September 2, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on September 2, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following are attached as Exhibits to this Form 10-KSB:
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
10.1	Form of Indemnity Agreement(1)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(2)
10.3	Intellectual Property Security Agreement.(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (5)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (6)

10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (7)
10.13	Merger Agreement between the Company and Microwave Power, Inc. executed on May 26, 2004 (7)
10.14	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (7)
10.15	Employment Agreement with Dr. Marina Bujalti, of MPI, dated June 18, 2004.(7)
10.16	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(7)
23.1	Consent of Independent Accountants (7)
31.1	Certification by the Chief Executive Officer (7)
31.2	Certification by the Director of Finance (7)
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (7)

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

(7)
Filed herewith.

(b)
Reports on Form 8-K

1.
8K, August 7, 2003 Earnings Release for Quarter 1, ending June 30, 2003 for fiscal year 2004.

2.
8K, October 29, 2003 Earnings Release for Quarter 2, ending September 30, 2003 for fiscal year 2004.

3.
8K, February 2, 2004 Earnings Release for Quarter 3, ending December 31, 2003 for fiscal year 2004.

4.
8K, June 15, 2004 Earings Release for Quarter 4 and fiscal year ended March 31, 2004.

a.
8K, March 8, 2004 AML Signs Letter of Intent to Acquire MPI.

b.
8K, May 26, 2004 AML Signs Definitive Agreement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2004 and March 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "All other fees" includes fees related to (or paid for) in the fiscal year ended March 31, 2004 and fees related to in fiscal year ended March 31, 2003. Included in "Audit Related Fees" for fiscal year ended March 31, 2004, is $21,000 for audit services directly related to the Microwave Power Inc, ("MPI") acquisition.

		March 31, 2004	March 31, 2003
(i)	Audit Fees	$45,951	$43,090
(ii)	Audit Related Fees	$24,788	$5,833
(iii)	Tax Fees	$—	$—
(iv)	All Other Fees	$2,260	$4,188

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.
By: Jacob Inbar, President and Chief Executive Officer	Dated: June 29, 2004

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

Signature	Title	Date

/s/ JACOB INBAR Jacob Inbar	President, Chief Executive Officer and Chairman of the Board	June 29, 2004
/s/ TIBERIU MAZILU Tiberiu Mazilu	Vice President-Engineering and Director	June 29, 2004
/s/ EDWIN J. MCAVOY Edwin J. McAvoy	Secretary, Vice President-Sales, and Director	June 29, 2004
/s/ SUSAN FITE Susan Fite	Director of Finance Chief Accounting Officer	June 29, 2004
/s/ DAVID A. DERBY David A. Derby	Director	June 29, 2004
/s/ RICHARD W. FLATOW Richard W. Flatow	Director	June 29, 2004
/s/ GERALD M. STAREK Gerald M. Starek	Director	June 29, 2004

QuickLinks

INDEX TO FORM 10KSB
Introductory Notes—Forward Looking Statements and Certain Terminology
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AML COMMUNICATIONS, INC. BALANCE SHEET AS OF MARCH 31, 2004
AML COMMUNICATIONS, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2003 AND 2004
AML COMMUNICATIONS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MARCH 31, 2003 AND 2004
AML COMMUNICATIONS, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2003 AND 2004
AML COMMUNICATIONS, INC. NOTES TO FINANCIAL STATEMENTS March 31, 2004
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES