Form 10QSB
period 2004-06-30
AML COMMUNICATIONS INC
filed 2004-08-20
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           June 30, 2004

or

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 23, 2004:  9,954,692  shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,752,000
Accounts receivable, net of allowance for doubtful accounts of $39,000 at June 30, 2004	937,000
Inventories, net	1,584,000
Other receivables	184,000
Other current assets	148,000
Total current assets	4,605,000

Property and Equipment, at cost	4,014,000
Less: Accumulated depreciation and amortization	(3,523,000)
Property and Equipment, net	491,000
Intangible Assets:
Technologies, net	950,000
Patents	185,000
Customer lists, net	330,000
Trademarks	181,000
Other Assets	43,000
Total Assets	$6,785,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$311,000
Current portion of capital lease obligations	109,000
Accrued expenses:
Accrued payroll and payroll related expenses	203,000
Accrued income taxes	292,000
Other accrued liabilities	180,000
Total current liabilities	1,095,000

Notes payable - officers	280,000
Notes payable - investors	40,000
Deferred Taxes	11,000
Capital Lease Obligations, net of current portion	45,000
Total liabilities	1,472,000
Stockholders’ Equity:
Common stock, $.01 par value:15,000,000 shares authorized; 7,837,587 shares issued and outstanding at June 30, 2004.	73,000
Committed stock: 2,138,232 shares	3,058,000

Capital in excess of par value	10,338,000
Accumulated deficit	(8,155,000)
Total stockholders’ equity	5,314,000
Total liabilities and stockholder’s equity	$6,785,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003

Net sales	$2,174,000	$1,548,000
Cost of goods sold	1,240,000	831,000
Gross profit	934 ,000	717,000

Operating expenses:
Selling, general & administrative	409,000	265,000
Research and development	183,000	199,000
	592,000	464,000
Profit from operations	342,000	253,000

Other income (expense), net	(16,000)	(30,000)
Profit before provision for income taxes	326,000	223,000

Provision for income taxes	—	—

Net profit	$326,000	$223,000

Basic earnings profit per common share	$0.04	$0.03

Basic weighted average number of shares of common stock outstanding	8,143,000	7,829,000

Diluted earnings profit per common share	$0.03	$0.02

Diluted weighted average number of shares of common stock outstanding	9,709,000	9,393,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Net Profit	$326,000	$223,000
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Debt discount fees	4,000
Depreciation and amortization	64,000	85,000
Bad debt expense	5,000
(Gain) on sale of fixed assets
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(141,000)	(538,000)
Inventories	(97,000)	84,000
Inventory Reserves	122,000
Other current assets	(24,000)	18,000
Other assets	23,000
Increase (decrease) in:
Accounts payable	(303,000)
Accrued state income taxes		(106,000)
Accrued expenses	52,000	(119,000)
Net cash from operating activities	31,000	(353,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(84,000)	(2,000)
Cash received in the MPI acquisition	1,150,000	—
Net cash provided by investing activities	1,066,000	(2,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	—
Proceeds from line of credit, net	(265,000)	179,000
Proceeds from notes payable - related parties		100,000
Proceeds from notes payable - investors	(22,000)	—

Principal payments on capital lease obligations, net	(35,000)	(65,000)
Net cash (used in) provided by financing activities	(322,000)	214,000

Net increase (decrease) in Cash and Cash Equivalents	775,000	(141,000)
Cash and Cash Equivalents, beginning of period	977,000	195,000
Cash and Cash Equivalents, end of period	$1,752,000	$54,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,000	$30,000
Income Taxes	—	—

Unamortized debt discount fees	$17,542	—

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.             Basis of Presentation

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave markets.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

2.             Acquisitions

On May 25, 2004, the Company signed a definitive agreement for the acquisition of Microwave Power, Inc. (“MPI”), which was completed on June 18, 2004. MPI was merged into the Company’s wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000 payable by the issuance of 2,117,362 shares of the Company’s common stock at $1.43 per share in exchange for all the issued and outstanding shares of MPI stock. There was no change in MPI’s management and the Company entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as the Company’s division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to the Company.

A summary of the unaudited condensed balance sheet of MPI as of June 18, 2004 is as follows:

June 18, 2004
(Unaudited)

Cash	$1,150,000
Receivables	124,000
Inventory	494,000
Property and equipment, net	61,000
Intangible assets	1,670,000
Total assets acquired	$3,499,000
Current liabilities	(295,000)
Net assets acquired	$3,204,000

Of the 1,670,000 of acquired intangible assets, $189,000 was assigned to patents (8 year useful life), $961,000 was assigned to Existing Technology (12 year useful life), and $339,000 was assigned to Customer Lists (3 year useful life).  All are subject to amortization.  The balance of $181,000 was assigned to trademarks, which have an infinite life and therefore should not be amortized.

Unaudited pro forma results of operations as if the Company had acquired MPI as of April 1, 2004 and 2003 are as follows:

AML & MPI Consolidated Pro forma	June 30, 2004	June 30, 2003

Revenue	$2,428,000	$2,067,000
Net Income	136,000	503,000
Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.04

3.             Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share.  Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

The Company had 1,566,000 of granted stock options that were exercisable as of June 30, 2004 and 1,564,000 of granted stock options exercisable at June 30, 2003.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	326,000	8,143,000	$0.04
Effect of dilutive securities:
Stock options		1,566,000
Diluted earnings per share:	326,000	9,709,000	$0.03

Three months ended June 30, 2003	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	233,000	7,829,000	$0.03
Effect of dilutive securities:
Stock options		1,564,000
Diluted earnings per share:	233,000	9,393,000	$0.02

4.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

June 30, 2004

Raw materials	$902,000
Work-in-process	449,000
Finished goods	233,000
$1,584,000

5.             Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended June 30 2004, the Company recognized no impairment.

At June 30, 2004, intangibles consist of the following:

	June 30, 2004
Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(4,000)	$185,000
Existing Technology	961,000	(11,000)	950,000
Customer List	339,000	(9,000)	330,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(24,000)	$1,646,000

During the quarter ended June 30, 2004, due to the acquisition of MPI, we recorded the intangible assets above. We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization.  The value assigned to trademarks, which have infinite life, should not be amortized.

Amortization expense from continuing operation for quarter ended June 30, 2004 was $24,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2005	$180,026
2006	$216,305
2007	$216,305
2008	$122,200
2009	$103,379

6.             Accounts Receivable Financing

In September 2003, the Company modified its agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank could not exceed $2,000,000. The Company was obligated to pay the bank a monthly finance charge which was computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for each month. The Company was also required to pay the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunded any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank required the Company to repurchase receivables it had purchased if they remained unpaid after 90 days from the invoice date, if the account debtor filed (or has filed against it) bankruptcy or other insolvency proceedings, if the Company breached the Accounts Receivable Purchase Agreement or if the account debtor asserted any claim relating to the receivable.  As of June 30, 2004, there was $184,000 of refundable reserves due to the Company under the borrowings agreement.  On July 6, 2004, the Company terminated its agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank.

Under the asset-based financing agreement with Bridge Bank, the Company is required to pay the bank $7,500 upon execution of the contract and on each anniversary thereafter prior to termination of the agreement. The credit limit under this agreement is $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. The Company is obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.0%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances.  The Company is required to maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio of at least 1.25 to 1.00 with respect to equipment advances. This agreement terminates on July 7, 2005, or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months, the Company generally is required to pay a $15,000 fee to the bank.

7.             Equity Transactions

In connection with the acquisition of MPI, the Company issued 2,117,362 shares of its common stock to shareholders of MPI for total consideration of $3,028,000.  In this connection, the Company also issued to a business broker 20,090 shares of its common stock valued at a fair market value of $30,000.  These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended.

The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The recipients either received adequate information about the Company or had access, through other relationships, to such information.

During quarter, the Board of Directors granted stock options of 119,500 shares as employee compensation.  The options prices range from $1.40 to $1.55 per share.

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the three months ended June 30, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	For the three months ended
	June 30, 2004	June 30, 2003

Net income (loss) as reported	326,000	223,000
Less: stock-based compensation expense,net of related tax effects	(26,000)	(4,000)
Pro forma net loss	300,000	219,000

Basic earnings per share - as reported	0.04	0.03
Diluted earnings per share - as reported	0.03	0.02
Basic earnings per share - pro forma	0.03	0.02
Diluted earnings per share - pro forma	0.03	0.02

8.             Related Party

During the quarter ended June 30, 2004, the Company paid $2,000 to the previous stockholders of MPI in connection with the property rent for the premises located in Santa Clara.

9.             Listing History

The Company’s common stock currently trades on Nasdaq’s OTC Bulletin Board under the symbol “AMLJ.OB”. Its common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time.  The Company was de-listed from NASDAQ because of its failure to meet the $1.00 minimum bid price requirement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements, which involve risks and uncertainties.  Our actual future results may differ materially from the results discussed in the forward-looking statements.  When used in this report, the words “expects” “anticipates” and “estimates” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

Please read the following information in conjunction with the factors set forth in the section below titled “Additional Factors That May Affect Future Results” and other risk factors detailed in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB filed with the SEC on June 29, 2004.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date this report is filed with the SEC or to reflect the occurrence of unanticipated events.

Overview

We are based in southern California and design, manufacture and market Radio Frequency (“RF”) and Microwave power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. Our defense industry products, which represents approximately 90% of our sales, are used in communications and radar equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. Our wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers.  These products, representing approximately 10% of our sales, are sold to cellular operators and to original equipment manufactures. The demand for products manufactured by us and used in the defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by government prime contractors, as well as to our strategy to acquire market share by offering leading edge products.  The demand for wireless products has seen a recent increase due to the competition among cellular operators and original equipment manufactures to provide improved products and services. The acquisition of MPI is part of a strategic move to complement the existing AML product line and expand our technology base. We plan to operate MPI from the current facility in Santa Clara, with the current management in place, but plan to unify the Web-site of MPI with ours for better market exposure with intent to offer a “one stop shop” for customers seeking low noise and high power amplifier solutions.

Recent Event

On June 18, 2004, we completed our acquisition of Microwave Power, Inc., a designer, manufacturer and marketer of broadband high power microwave amplifiers. The total consideration for the acquisition was $3,028,000 payable by the issuance of 2,117,362 shares of our common stock at $1.43 per share in exchange for all the issued and outstanding shares of MPI stock.. There was no change in MPI’s management and we entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as our division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to us.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2004

Net sales.  Net sales for the three months ended June 30, 2004 were $2.17 million, as compared to net sales of $1.54 million for the three months ended June 30, 2003 an increase of $600,000 or 40%.  The increase in net sales is attributable to the higher volume of shipments of the defense related MIC products which accounted for $1.7 million, or 79.6% of net sales for the three months ended June 30, 2004, compared to $1.5 million or 98.6% of net sales for the three months ended June 30, 2003. Additionally, the cellular and wireless messaging market produced $431,000, or 20.5% of net sales for the three months ended June 30, 2004, as compared to $22,000, or 1.4% of net sales for the three months ended June 30, 2003.

Gross profit.  Gross profit for the three months ended June 30, 2004 was $934,000, or 42.9% of net sales, compared to a gross profit of $717,000, or 46.3% of net sales for the three months ended June 30, 2003. Gross profit, as a percentage of net sales, decreased due to price reductions in order to acquire market share, and increased due to the allocation of $18,000 from the Research and Development department.

Selling, general and administrative costs.  Selling, general, and administrative costs were $409,000, or 18.8% of net sales, for the three months ended June 30, 2004, compared to $265,000, or 17.1% of net sales, for the three months ended June 30, 2003.  The increase is attributed to higher professional fees; salary increases, bonus payments, and 401K contributions for all employees; increased commission expense, and increased spending in the area of investor relations.

Research and development costs.  Research and development costs were $183,000, or 8.4% of net sales, for the three months ended June 30, 2004, as compared to $199,000, or 12.9% of net sales, for the three months ended June 30, 2003. These costs declined due to the reallocation of $18,000 for certain expenses to manufacturing overhead.

Other expense and income, net.  Other net expenses were $16,000 for the three months ended June 30, 2004, as compared to other net expenses of $30,000 for the three months ended June 30, 2003.  The decrease is attributed to lower interest and finance charges associated with reduced borrowing, offset by a $4,000 gain on the sale of a fixed asset.

Provision for income taxes. For the three months ended June 30, 2004, we recorded no provision for state income taxes, due to the California Franchise Tax Board reversing its suspension of the utilization of loss carry forwards.

Net profit.  Net profit was $326,000, or $0.04 per share, for the three months ended June 30, 2004, compared to a net profit of $223,000, or $0.03 per share, for the three months ended June 30, 2003.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000.  The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at June 30, 2004 is $126,000.

In December 2001, we received a loan of $50,000 from Dr. Tiberiu Mazilu, PhD, our officer and director.  The promissory note calls for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly and based on the prime interest rate plus 1.25%.  The principal amount of the note is due on January 2, 2005 but would become due and payable by us immediately upon the consolidation or merger of us into another entity, the death of Dr. Mazilu, or our termination of Dr. Mazilu’s employment with us.

In December 2002, we entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding.  The per share exercise price of the warrants is $0.24.  The warrants expire five years from the date of issuance.  We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable.  For the three months ended June 30, 2004, a total of $4,000 was charged to the consolidated statement of operations.

In September 2003, we modified our agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank could not exceed $2,000,000. We were obligated to pay the bank a monthly finance charge which was computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for each month. We were also required to pay the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunded any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank required us to repurchase receivables it had purchased if they remained unpaid after 90 days from the invoice date, if the account debtor filed (or has filed against it) bankruptcy or other insolvency proceedings, if we breached the Accounts Receivable Purchase Agreement or if the account debtor asserted any claim relating to the receivable.  As of June 30, 2004, there were $184,000 of refundable reserves due to the Company under the borrowings agreement.  On July 6, 2004, we terminated our agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank.

Under the asset-based financing agreement with Bridge Bank, we are required to pay the bank $7,500 upon execution of the contract and on each anniversary thereafter prior to termination of the agreement. The credit limit under this agreement is $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.00%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances. We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio of at least 1.25 to 1.00 with respect to equipment advances. This agreement terminates on July 7, 2005 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months, we generally are required to pay a $15,000 fee to the bank.

At June 30, 2004, we had $1,752,000 in cash and cash equivalents, compared to cash and cash equivalents of $54,000 at June 30, 2003. Our operating activities provided cash of approximately $31,000, a result of increased profits due to higher revenues combined with a decrease in accounts payable. Cash provided from investing activities amounted to $1,066,000, primarily as a result of the MPI acquisition, offset by $84,000 for the purchase of property and equipment. Cash used in financing activities was $322,000; $265,000 as a result of paying down our balance on our accounts receivable financing with Silicon Valley Bank, along with payments on lease obligations of $35,000 and payments on Notes Payable of $22,000. We anticipate capital expenditures of approximately $530,000 in fiscal 2005. At June 30, 2003, cash used in operating activities was $353,000, a result of increased receivables combined with a decrease in inventories and accrued liabilities.  Cash provided by financing activities was $214,000; $179,000 of which was provided from our accounts receivable financing agreement and $100,000 was provided by investors.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2004, is insufficient for our operating needs.   These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Revenue recognition.  We are required to make judgments based on historical experience and future expectations, as to the realizability of shipments made to our customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” and (“SAB’s”) No. 103 and 104, “Update of Codification of Staff Accounting Bulletins” and related guidance. We make these assessments based on the following factors: I) customer-specific information, II) return policies, III) historical experience for issues not yet identified.

Inventory.  We are required to make judgments based on historical experience and future expectations as to the essential level of inventories necessary to maintain the business. We make these assessments based on existing orders, age of the inventory, and historical experience.

Intangible Assets.  We test intangible assets with infinite lives for impairment on an annual basis or more frequently if certain events occur.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount exceeds the fair value of the assets.

For our intangible assets with finite lives, including our Customer lists, existing technology, and patents, we amortize the costs of the assets over their useful lives and assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable.

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

•              the impact of worldwide economic and political conditions on our business; and

•              The ability to integrate MPI into our existing operations.

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

Item 3.        Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

(b)  Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

On June 18, 2004, in connection with the acquisition of MPI, we issued 2,117,362 shares of our Common Stock to shareholders of MPI for total consideration of $3,028,000.  In this connection, we also issued to a business broker 20,090 shares of our Common Stock valued at a fair market value of $30,000.  These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended.

The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The recipients either received adequate information about us or had access, through other relationships, to such information.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications, Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation. (1)

3.1	Certificate of Incorporation (2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement.(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (5)

10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (8)
10.14	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.15	Employment Agreement with Dr. Marina Bujalti, of MPI, dated June 18, 2004.(8)
10.16	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.17	Interim Lease and Proposed Lease Terms (9)
10.18	Financing Agreement dated July 8, 2004 with Bridge Bank.(10)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)   Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)   Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.

(3)   Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference.

(4)   Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.

(5)   Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

(6)    Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.

(7)    Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)    Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(9)   Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004.

(10) Filed herewith.

(b)	Reports on Form 8-K

1.     8K, May 26, 2004 AML Signs Definitive Agreement to acquire Microwave Power, Inc.

2.     8K, June 15, 2004 Earnings Release for Quarter 4 and fiscal year ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	August 20, 2004	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President
and Chief Executive Officer

Date:	August 20, 2004	/s/ Susan J. Fite
Susan J. Fite
Director of Finance and
Chief Accounting Officer