Form 10QSB
period 2004-09-30
AML COMMUNICATIONS INC
filed 2004-11-15
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

or

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of September 30, 2004:  9,975,866  shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML COMMUNICATIONS, INC.

INDEX TO FORM 10QSB

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet at Sept 30, 2004	3

	Statements of Operations for the three month periods ended September 30, 2004 and September 30, 2003 and the six month periods ended September 30, 2004 and September 30, 2003.	4

	Statements of Cash Flows for the six month periods ended September 30, 2004 and September 30, 2003	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

	SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

For September 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,820,000
Accounts receivable, net of allowance for doubtful accounts of $43,000 at September 30, 2004	860,000
Inventories, net of inventory reserve of $466,000 at September 30, 2004	1,595,000
Other current assets	109,000
Total current assets	4,384,000

Property and Equipment, at cost	4,148,000
Less: Accumulated depreciation and amortization	(3,481,000)
Property and Equipment, net	667,000
Intangible Assets:
Technologies, net	930,000
Patents	181,000
Customer lists, net	301,000
Trademarks	181,000
Other Assets	35,000
Total Assets	$6,679,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$187,000
Line of Credit	100,000
Current portion of capital lease obligations	84,000
Accrued expenses:
Accrued payroll and payroll related expenses	192,000
Accrued income taxes	292,000
Other accrued liabilities	134,000
Total current liabilities	989,000

Notes payable – officers, net	284,000
Notes payable – investors, net	41,000
Deferred Taxes	11,000
Capital Lease Obligations, net of current portion	24,000
Total liabilities	1,349,000
Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 9,975,866 shares issued and outstanding at Sept 30, 2004.	100,000

Capital in excess of par value	13,369,000
Accumulated deficit	(8,139,000)
Total stockholders’ equity	5,330,000
$6,679,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net sales	$1,882,000	$1,729,000	$4,057,000	$3,277,000
Cost of goods sold	1,097,000	805,000	2,337,000	1,636,000
Gross profit	785,000	924,000	1,720,000	1,641,000

Operating expenses:
Selling, general & administrative	537,000	379,000	947,000	644,000
Research and development	199,000	174,000	382,000	373,000
SAE	736,000	553,000	1,329,000	1,017,000

Profit (loss) from operations	49,000	371,000	391,000	624,000

Other (expense) income, net	(31,000)	14,000	(48,000)	(16,000)
Profit (loss) before provision for income taxes	18,000	385,000	343,000	608,000
Provision for income taxes	—	54,000	—	54,000

Net profit	$18,000	$331,000	$343,000	$554,000

Basic earnings (loss) per common share	$0.00	$0.04	$0.04	$0.07

Basic weighted average number of shares of common stock outstanding	9,976,000	7,832,000	9,064,000	7,831,000

Diluted earnings (loss) per common share	$0.00	$0.03	$0.03	$0.06
Diluted weighted average number of shares of common stock outstanding	11,840,000	9,616,000	10,928,000	9,615,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Month Periods Ended
	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities:
Net Profit	$343,000	$554,000
Adjustments to reconcile net profit to net cash provided by operating activities:
Debt discount fees	9,000	4,000
Depreciation and amortization	119,000	150,000

Bad debt expense	9,000	(1,000)
Loss (Gain) on sale of fixed assets	30,000	(48,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(80,000)	(522,000)
Inventories	(118,000)	45,000
Inventory Reserves	132,000	—
Other current assets	35,000	28,000
Other assets	76,000	—
Increase (decrease) in:
Accounts payable	(375,000)	(60,000)
Accrued state income taxes	—	54,000
Accrued expenses	(59,000)	(189,000)
Net cash provided by operating activities	$121,000	$15,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(345,000)	(9,000)
Proceeds from the sale of property and equipment	—	48,000
Cash received in the MPI acquisition	1,150,000	—
Net cash provided by investing activities	$805,000	$39,000

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	1,000
Proceeds from line of credit, net	20,000	117,000
Proceeds from notes payable - related parties	(14,000)	245,000
Proceeds from notes payable – investors	(8,000)	43,000
Principal payments on capital lease obligations, net	(81,000)	(26,000)
Net cash (used in) provided by financing activities	$(83,000)	380,000

Net increase (decrease) in Cash and Cash Equivalents	843,000	(434,000)

Cash and Cash Equivalents, beginning of period	977,000	195,000
Cash and Cash Equivalents, end of period	$1,820,000	$629,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$57,000	$64,000
Income Taxes	1,000	1,000
Non cash investing and financing activities:
Unamortized debt discount fees	$13,000	$31,000
Debt incurred to purchase property and equipment	—	$50,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.             Basis of Presentation

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave and wireless communications markets. The Company currently conducts its operations through two reportable segments: (1) amplifiers and related products that are designed, manufactured, and marketed by the Company, and (2) high power microwave amplifiers that are designed, manufactured, and marketed through its wholly owned division, Microwave Power, Inc.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the six month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc, and its wholly owned division, Microwave Power, Inc. from the acquisition date, on June 18, 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.  The six month period ended September 30, 2004 includes 104 days of Microwave Power, Inc.’s results of operations prospectively from the date of the acquisition, or June 19, 2004 through September 30,2004.

2.             Earnings Per Share

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

The Company had 1,864,000 of granted stock options and warrants that were exercisable as of September 30, 2004 and 1,784,000 of granted stock options and warrants exercisable at September 30, 2003.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Six months ended September 30, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$343,000	9,064,000	$0.04
Effect of dilutive securities:
Stock options		1,624,000
Warrants		240,000
Diluted earnings per share:	$343,000	10,928,000	$0.03

Six months ended September 30, 2003	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$554,000	7,831,000	$0.07
Effect of dilutive securities:
Stock options		1,469,000
Warrants		315,000
Diluted earnings per share:	$554,000	9,615,000	$0.06

3.             Inventories

Inventories include costs of material, labor, and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

September 30, 2004

Raw materials	$978,000
Work-in-process	398,000
Finished goods	219,000
$1,595,000

4              Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended September 30 2004, the Company recognized no impairment.

At September 30, 2004, intangibles consist of the following:

	September 30, 2004
Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(8,000)	$181,000
Existing Technology	961,000	(31,000)	930,000
Customer List	339,000	(38,000)	301,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(77,000)	$1,593,000

The Company assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization.  Trademarks were assigned as having an indefinite life.

Amortization expense from continuing operation for quarter ended September 30, 2004 was $77,000.  The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31:
2005	$180,026
2006	$216,305
2007	$216,305
2008	$122,200
2009	$103,379

5.             Accounts Receivable Financing

In September 2003, the Company modified its agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank could not exceed $2,000,000. The Company was obligated to pay the bank a monthly finance charge which was computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for each month. The Company was also required to pay the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunded any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank required the Company to repurchase receivables it had purchased if they remained unpaid after 90 days from the invoice date, if the account debtor filed (or has filed against it) bankruptcy or other insolvency proceedings, if the Company breached the Accounts Receivable Purchase Agreement or if the account debtor asserted any claim relating to the receivable.  As of June 30, 2004, there was $184,000 of refundable reserves due to the Company under the borrowing agreement.  On July 6, 2004, the Company terminated its agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank.

Under the asset-based financing agreement with Bridge Bank, the Company is required to pay the bank $7,500 upon execution of the contract and on each anniversary thereafter prior to termination of the agreement. The credit limit under this agreement is $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. The Company is obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.0%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances. The Company is required to maintain certain financial requirements including net profit after tax, on a quarterly basis, of at least $0.01 and maintain a debt service coverage ratio of at least 1.25 to 1.00, with respect to equipment advances.  This agreement terminates on July 7, 2005, or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months, the Company generally is required to pay a $15,000 fee to the bank.

6.             Equity Transactions

During the six months ended September 30, 2004, the Board of Directors granted stock options of 119,500 shares as employee compensation.  The options prices range from $1.40 to $1.55 per share.

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the six months ended September 30, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	For the six months ended
	September 30, 2004	September 30, 2003

Net income (loss) as reported	$343,000	$554,000
Less: stock-based compensation expense, net of related tax effects ok	(26,000)	(15,000)
Total stock-based employee compensation expense determined under fair-value-based method for all Pro forma net loss	$317,000	$539,000

Basic earnings per share - as reported	0.04	0.07
Diluted earnings per share - as reported	0.03	0.06
Basic earnings per share - pro forma	0.03	0.06
Diluted earnings per share - pro forma	0.03	0.05

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Expected life (years)	4.90		4.33
Risk-free interest rate	3.10%		3.30%
Dividend yield	0	% and	0%
Volatility	160	% and	141%

7.                                      Related Party

During the quarter ended September 30, 2004, the Company paid $13,000 to the previous stockholders of MPI in connection with the property rent for the premises located in Santa Clara.

8.                                      Listing History

The Company’s common stock currently trades on Nasdaq’s OTC Bulletin Board under the symbol “AMLJ.OB”. Its common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time.  The Company was de-listed from NASDAQ because of its failure to meet the $1.00 minimum bid price requirement.

9.                                      Acquisitions

On May 25, 2004, the Company signed a definitive agreement for the acquisition of Microwave Power, Inc. (“MPI”), which was completed on June 18, 2004. MPI was merged into the Company’s wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. There was no change in MPI’s management and the Company entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as the Company’s division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to the Company.

The Microwave Power, Inc. (MPI) acquisition was driven by a number of key factors, including:

1)         Technologically, MPI’s semi-monolithic, gold filled via’s, air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that the Company believes are complimentary and additive to those available to AML prior to the acquisition.

2)         MPI’s product base addresses higher power and higher frequency sectors of the microwave market.  This acquisition is intended to strengthen the Company’s product offerings to this market by adding higher power microwave amplifiers.

A summary of the unaudited condensed balance sheet of MPI as of June 18, 2004 is as follows:

June 18, 2004
(Unaudited)

Cash	$1,150,000
Receivables	124,000
Inventory	494,000
Property and equipment, net	61,000
Intangible assets	1,670,000
Total assets acquired	$3,499,000
Current liabilities	(295,000)
Net assets acquired	$3,204,000

The purchased intangible assets will be amortized over their useful lives, which range from three to twelve years.  Of the $1,670,000 of acquired intangible assets, $189,000 was assigned to patents (8 year useful life), $961,000 was assigned to Existing Technology (12 year useful life), and $339,000 was assigned to Customer Lists (3 year useful life).  The balance of $181,000 was assigned to trademarks, having an indefinite life, and will be tested annually or on an interim basis for impairment.  We found no indication of impairment for the period ended September 30, 2004.

10.                               Segments

The Company has two reportable segments consisting of (1) AML Communications, Inc. and (2) the Microwave Power, Inc.  AML Communications is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave and wireless communications markets. These products are manufactured and sold through operations in Camarillo, California. Microwave Power, Inc. is a designer, manufacturer and marketer of high power microwave amplifiers. These products are manufactured and sold through operations in Santa Clara, California. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company’s reportable segments for the three and six months periods ended September 30, 2004:

For the three months ended September 30, 2004

(in thousands)	AML	MPI	Unallocated	Total

Revenue	$1,575	$307	—	$1,882

Gross Profit	597	188	—	785
Depreciation & amortization (Includes intangibles)	46	61	—	107

Interest expense	35	—	—	35

Other, net	577	48	—	625
(Loss) Profit from continuing Operations before tax	$(61)	$79	—	$18

Identifiable assets	3,112	3,567	—	6,679

Capital Expenditures	265	1	—	266

For the six months ended September 30, 2004

(in thousands)	AML	MPI	Unallocated	Total

Revenue	$3,673	$384	—	$4,056

Gross Profit	1,475	244	—	1,719
Depreciation & amortization (Includes intangibles)	111	81	—	192

Interest expense	57	—	—	57

Other, net	1,066	61	—	1,127
Profit from continuing Operations before tax	$241	$102	—	$343

Identifiable assets	3,112	3,567	—	6,679

Capital Expenditures	344	1	—	345

The Company had one reportable segment for the three and six month periods ended September 30, 2003.

11.                               Major customers and vendors

Three customers provided 40%, and two customers provided 33%, of net revenue for the six months ended September 30, 2004 and 2003, respectively. Total accounts receivable due from these customers was approximately $204,000 and 378,000 as of September 30, 2004 and 2003 respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Two vendors accounted for 20% and 26% of the Company’s net purchases for the six months ended September 30, 2004 and 2003, respectively. Total accounts payable due to these vendors was $0 and $40,000 as of September 30, 2004 and 2003, respectively.

12.                               Reclassifications

Certain comparative amounts have been reclassified to conform with the current year’s presentation.

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

Overview

We are based in southern California and design, manufacture, and market Radio Frequency (“RF”) and Microwave low noise and power amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. Our defense industry products, which represents approximately 90% of our sales, are used in radar and electronic warfare equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. Our wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers.  These products, representing approximately 10% of our sales, are sold to cellular operators and to original equipment manufactures. The demand for products manufactured by us and used in the defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by government prime contractors, as well as to our strategy to acquire market share by offering leading edge products.  The demand for wireless products has seen a recent increase due to the competition among cellular operators and original equipment manufactures to provide improved products and services. Our recent acquisition of MPI was part of a strategic move to complement the existing AML product line and expand our technology base. Our business is currently comprised of two reportable segments: amplifiers and related products manufactured and marketed through our operations in Camarillo, California, and high power microwave amplifiers manufactured and marketed through our operations in Santa Clara, California.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales.  Net sales for the three months ended September 30, 2004 were $1.9 million, as compared to net sales of $1.7 million for the three months ended September 30, 2003, an increase of 8.1%.  The increase in net sales is attributed to the higher volume of shipments in the defense related MIC products.  MIC sales accounted for $1.9 million, or 99.7% of net sales for the three months ended September 30, 2004, as compared to $1.6 million, or 93.8% of net sales for the three months ended September 30, 2003. Additionally, the PCS and wireless messaging market, produced $6,000 or 0.3% of net sales for the three months ended September 30, 2004, as compared to $107,000, or 6.2% of net sales for the three months ended September 30, 2003.

Gross profit.  Gross profit for the three months ended September 30, 2004 was $785,000 or 41.7% of net sales, compared to a gross profit of $924,000, or 53.4% of net sales for the three months ended September 30, 2003.  Gross profit decreased, as a percentage of net sales, as a result of lower margins due to the Company’s aggressive pricing structure in efforts to obtain a larger market share.

Selling, general and administrative costs.  Selling, general, and administrative costs were $537,000, or 28.5% of net sales, for the three months ended September 30, 2004, as compared to $379,000, or 21.9% of net sales, for the three months ended September 30, 2003.  The increase is mainly attributed to administrative cost in connection with maintaining our Santa Clara facility, which we recently acquired.  We also reinstated board member fees, which, in previous years, had been waived due to limited cash flows.  Additionally, we incurred an early termination fee upon canceling our Receivables Financing Agreement with Silicon Valley Bank.

Research and development costs.  Research and development costs were $199,000, or 10.5% of net sales, for the three months ended September 30, 2004, as compared to $174,000 or 10.0% of net sales, for the three months ended September 30, 2003. The increase is attributed to the growing engineering staff as we move towards expanding our development capabilities.

Other expense, net.  Other expense was $31,000 for the three months ended September 30, 2004, as compared to other income of $14,000, for the three months ended September 30, 2003.  The company incurred a $5,000 loss on the sale of fixed assets, plus interest expense of $27,000 for the three months ended September 30, 2004, as compared to the $48,000 gain on the sale of fixed assets offset by $34,000 in interest expense for the three months ended September 30, 2003.

Provision for income taxes. For the three months ended September 30, 2004, we recorded no provision for state income taxes, due to the California Franchise Tax Board reversing its suspension of the utilization of loss carry forwards.

Net Income.  For the reasons set forth above, we generated a net income of $18,000 for the three months ended September 30, 2004, as compare to a net income of $331,000 for the three months ended September 30, 2003.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Net sales.  Net sales were $4.1 million for the six months ended September 30, 2004, as compared to net sales of $3.3 million for the six months ended September 30, 2003, an increase of 19.2%. The increase in net sales is largely attributed to the higher volume of shipments in the defense related MIC products.  MIC sales accounted for $3.6 million, or 89.2% of net sales for the six months ended September 30, 2004, as compared to $3.2 million, or 96.1% of net sales for the six months ended September 30, 2003. The PCS and wireless messaging market produced  $437,000, or 10.8% of net sales for the six months ended September 30, 2004, as compared to $129,000, or 3.9% of net sales for the six months ended September 30, 2003.

Gross profit.  Gross profit was $1.7 million, or 42.3% of net sales, for the six months ended September 30, 2004, as compared to $1.6 million, or 50.1% of net sales, for the six months ended September 30, 2003. Gross profit decreased, as a percentage of net sales, as a result of lower margins due to the Company’s aggressive pricing structure in efforts to obtain a larger market share.

Selling, general, and administrative costs.  Selling, general and administrative costs were $947,000, or 23.3% of net sales, for the six months ended September 30, 2004, as compared to $644,000, or 19.7% of net sales, for the six months ended September 30, 2003. The increase is mainly attributed to administrative cost in connection with maintaining our Santa Clara facility, which we recently acquired.  We also reinstated board member fees, which, in previous years, had been waived due to limited cash flows. Additionally, we incurred an early termination fee upon canceling our Receivables Financing Agreement with Silicon Valley Bank.

Research and development costs.  Research and development costs were $382,000, or 9.4% of net sales, for the six months ended September 30, 2004, as compared to $373,000, or 11.4% of net sales, for the six months ended September 30, 2003.  The increase is attributed to the growing engineering staff as we move towards expanding our development capabilities.

Other expense.  Other expense was $57,000 for the six months ended September 30, 2004, as compared to other expense of $42,000 for the six months ended September 30, 2003. The company incurred a $5,000 loss on the sale of fixed assets offset by a $5,000 gain on the sale of other fixed assets, plus interest expense of $57,000 for the six months ended September 30, 2004, as compared to the $64,000 interest expense offset by a $48,000 gain on the sale of fixed assets for the six months ended September 30, 2003.

Provision for income taxes.  For the six months ended September 30, 2004, we recorded no provision for state income taxes, due to the California Franchise Tax Board reversing its suspension of the utilization of loss carry forwards. For the six months ended September 30, 2003, the Company recorded a provision of $54,000 due to the California suspension on the utilization of loss carry forwards.

Net Income.  For the reasons set forth above, we generated a net income of $343,000 for the six months ended September 30, 2004, as compare to a net income of $554,000 for the six months ended September 30, 2003.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000.  The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at September 30, 2004 is $86,000.

In December 2001, we received a loan of $50,000 from Dr. Tiberiu Mazilu, PhD, our officer and director.  The promissory note calls for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly and based on the prime interest rate plus 1.25%.  The principal amount of the note is due on January 2, 2005 but would become due and payable by us immediately upon the consolidation or merger of the Company (“AML”) into another entity, the death of Dr. Mazilu, or our termination of Dr. Mazilu’s employment with us. On November 2, 2004, the Board of Directors approved the early payoff of this note payable. This note is scheduled to be paid in full by November 30, 2004.

In December 2002, we entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding.  The per share exercise price of the warrants is $0.24.  The warrants expire five years from the date of issuance.  We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable.  For the three months ended September 30, 2004, a total of $9,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable. These notes are scheduled to be paid in full by November 30, 2004.

On July 6, 2004, we terminated our agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank. The Company incurred a $25,000 early termination fee in connection with the termination of the Receivables Financing agreement with Silicon Valley Bank.

At September 30, 2004, we had a line of credit agreement with Bridge Bank with credit limit of $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. At September 30, 2004 we had an outstanding balance of $100,000 under this agreement.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases.  We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.00%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances. We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio of at least 1.25 to 1.00 with respect to equipment advances. We were in compliance with these requirements at September 30, 2004, however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 7, 2005 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 6, 2004, we generally are required to pay a $15,000 fee to the bank.  At September 30, 2004, our remaining available borrowing capacity under this agreement was approximately $856,000.

At September 30, 2004, we had $1,820,000 in cash and cash equivalents, compared to cash and cash equivalents of $629,000 at September 30, 2003. Our operating activities provided cash of approximately $121,000, a result of increased profits due to higher revenues. Cash provided from investing activities amounted to $805,000, primarily as a result of the MPI acquisition, in which cash received in the acquisition was $1,150,000 offset by $346,000 for the purchases of property and equipment. Cash used in financing activities was $83,000, which was a direct result of paying down balances on our lease obligations of $81,000 and payments on notes payable of an aggregate $22,000, offset by $20,000 in proceeds from our line of credit. At September 30, 2003, cash from operating activities was $15,000, a result of increased receivables combined with a decrease in inventories and accrued liabilities.  Cash provided by financing activities at September 30, 2003 was $39,000; $48,000 from the sale of fixed assets offset by $9,000 in purchases of production equipment. Cash provided from financing activities at September 30, 2003 was $380,000. Of this amount $288,000 derived from investors, $117,000 from our Accounts Receivable Financing Agreement, offset by $26,000 in connection with principal payments on capital lease obligations.  In addition, we received $1,000 from the investment of stock options.

Our primary need for capital during the next twelve months, subject to change, is to fund anticipated capital expenditures of approximately $530,000 as well as our operations, which consist of our sales, marketing and administrative activities, working capital associated with increased product sales, and continued product design and development efforts. Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed.

Our current financial plan indicates that our available cash and cash equivalents, together with cash expected to be generated from future operations and borrowings expected to be available under our line of credit, which are subject to our compliance with existing financial requirements, should be sufficient to fund our operations through 2004 and to September 30, 2005. If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling product development projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

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

Revenue recognition.  We generate our revenue through the sale of products.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•                  Persuasive evidence of an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  Price is fixed or determinable; and

•                  Collectibility is reasonably assured

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are custom made for our customers, who primarily consist of original engineer manufacturers (OEMs), and we do not accept returns. Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectibility is reasonably assured is ultimately a judgment decision that must be made by management.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; or (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, the Company maintains a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

Inventory.  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and age of the inventory.

Intangible Assets. We test intangible assets with indefinite lives for impairment on an annual basis or more frequently if certain events occur.  If the assets are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount exceeds the fair value of the assets.

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

•                                         the impact of worldwide economic and political conditions on our business; and

•                                         The ability to integrate current and potential future acquisitions into our existing operations.

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

Item 3.                              Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded as of the Evaluation Date that our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Unregistered Sales of Equity and Use of Proceeds

On August 20, 2004, we filed a quarterly report on Form 10-QSB disclosing that we had issued 2,117,362 shares of our common stock to shareholders of MPI for a total consideration of $3,028,000, and 20,090 shares to a business broker in connection with the acquisition of MPI. In that report, the number of shares and the date of the issuance of the shares was incorrectly reported. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. The closing of the acquisition of MPI occurred on June 18, 2004. See Note 9 to the Financial Statements under Part I, Item 1 for a more detailed description of the acquisition.

Between July 19, 2004 and August 3, 2004, we issued 2,117,108 shares of our common stock to shareholders of MPI as consideration for the acquisition, and 21,174 shares of our common stock to Reuven Sadeh as finder’s fees pursuant to the acquisition agreement. These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended. There were no other shares of unregistered common stock issued by us for the three month period ended September 30, 2004.

The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction. The recipients either received adequate information about us or had access, through other relationships, to such information.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2004 annual meeting of stockholders (the “2004 Annual Meeting”) was held on September 2, 2004 in Camarillo, California. Two proposals, as described in our Proxy Statement dated July 29, 2004, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.               Election of Directors

Nominees	Number of Shares

Tiberiu Mazilu, Ph.D.	For:	8,701,325
	Withheld:	46,774

Richard W. Flatow	For:	8,709,929
	Withheld:	38,170

Edwin J. McAvoy	For:	8,709,929
	Withheld:	38,170

David A. Derby	For:	8,701,325
	Withheld:	46,774

Jacob Inbar	For:	8,701,325
	Withheld:	46,774

Gerald M. Starek	For:	8,727,129
	Withheld:	20,670

2. Ratification of the Appointment of Singer Lewak Greenbaum & Goldstein as our Independent Auditors

For	Against	Abstain	Broker Non-Votes

8,725,290	11,850	10,959	0

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

(a)	Exhibits

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications, Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and MicrowavePower, Inc., a California corporation. (1)

3.1	Certificate of Incorporation (2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement.(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (8)
10.14	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.15	Employment Agreement with Dr. Marina Bujalti, of MPI, dated June 18, 2004.(8)
10.16	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.17	Interim Lease and Proposed Lease Terms (9)
10.18	Financing Agreement dated July 8, 2004 with Bridge Bank.(10)
10.19	Enterprise Agreement Number 4627 dated August 26, 2004 (11) *
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (12)
31.2	Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (12)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (12)

*	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference.

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2002 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated September 1, 2004.
(12)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	November 15, 2004	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	November 15, 2004	/s/ Susan J. Fite
Susan J. Fite
Director of Finance and Principal Accounting Officer