Form 10QSB
period 2004-12-31
AML COMMUNICATIONS INC
filed 2005-02-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   December 31, 2004

or

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

Common Stock Outstanding as of February 4, 2005: 10,011,699 shares.

Transitional Small Business Disclosure Format: Yes  ☐   No  ☒

AML COMMUNICATIONS, INC.

INDEX TO FORM 10QSB

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet at December 31, 2004

Statements of Operations for the three month periods ended December 31, 2004 and December 31, 2003 and the nine month periods ended December 31, 2004 and December 31, 2003

Statements of Cash Flows for the nine month periods ended December 31, 2004 and December 31, 2003

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,738,000
Accounts receivable, net of allowance for doubtful accounts of $45,000 at December 31, 2004	927,000
Inventories, net of inventory reserve of $496,000 at December 31, 2004	1,636,000
Other current assets	122,000
Total current assets	4,423,000

Property and Equipment, at cost	3,746,000
Less: Accumulated depreciation and amortization	(3,095,000)
Property and Equipment, net	651,000
Intangible Assets:
Technologies, net	910,000
Patents	175,000
Customer lists, net	273,000
Trademarks	181,000
Other Assets	33,000
Total Assets	$6,646,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$167,000
Line of Credit	85,000
Current portion of capital lease obligations	71,000
Accrued payroll and payroll related expenses	155,000
Accrued income taxes	284,000
Other accrued liabilities	145,000
Total current liabilities	907,000

Deferred Taxes	11,000
Capital Lease Obligations, net of current portion	10,000
Total liabilities	928,000
Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 9,984,199 shares issued and outstanding at December 31, 2004.	100,000

Capital in excess of par value	13,378,000
Accumulated deficit	(7,760,000)
Total stockholders’ equity	5,718,000

$6,646,000

The accompanying notes are an integral part of these unaudited financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Net sales	$2,284,000	$2,003,000	$6,340,000	$5,280,000
Cost of goods sold	1,146,000	1,047,000	3,483,000	2,683,000
Gross profit	1,138,000	956,000	2,857,000	2,597,000

Operating expenses:
Selling, general & administrative	521,000	349,000	1,467,000	993,000
Research and development	226,000	177,000	609,000	550,000
	747,000	526,000	2,076,000	1,543,000

Profit from operations	391,000	430,000	781,000	1,054,000

Other (expense) income, net	(12,000)	(40,000)	(59,000)	(56,000)
Profit before provision for income taxes	379,000	390,000	722,000	998,000
Provision for income taxes	—	34,000	—	88,000

Net profit	$379,000	$356,000	$722,000	$910,000

Basic earnings per common share	$0.04	$0.05	$0.08	$0.12
Basic weighted average number of shares of common stock outstanding	9,982,000	7,838,000	9,119,000	7,833,000

Diluted earnings per common share	$0.03	$0.04	$0.07	$0.09
Diluted weighted average number of shares of common stock outstanding	11,933,000	9,616,000	11,070,000	9,611,000

The accompanying notes are an integral part of these unaudited financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Month Periods Ended
	December 31, 2004	December 31, 2003
Cash Flows from Operating Activities:
Net Profit	$722,000	$910,000
Adjustments to reconcile net profit to net cash provided by operating activities:
Debt discount fees	22,000	9,000
Depreciation and amortization	194,000	204,000

Bad debt expense	11,000	(2,000)
Inventory reserves	162,000	—
Gain on sale of fixed assets	—	(48,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(149,000)	(311,000)
Inventories	(190,000)	137,000
Other current assets	23,000	(20,000)
Other assets	130,000	—
Increase (decrease) in:
Accounts payable	(376,000)	17,000
Accrued state income taxes	(8,000)	88,000
Accrued expenses	(129,000)	(198,000)
Net cash provided by operating activities	412,000	786,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(404,000)	(18,000)
Proceeds from the sale of property and equipment	34,000	48,000
Cash received in the MPI acquisition	1,150,000	—
Net cash provided by investing activities	780,000	30,000

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	9,000	2,000
Proceeds from line of credit, net	5,000	202,000
Proceeds (payments) notes payable - related parties	(295,000)	245,000
Proceeds (payments) notes payable - investors	(43,000)	43,000
Principal payments on capital lease obligations, net	(107,000)	(71,000)
Net cash provided by (used in) financing activities	(431,000)	421,000

Net increase in Cash and Cash Equivalents	761,000	1,237,000

Cash and Cash Equivalents, beginning of period	977,000	195,000
Cash and Cash Equivalents, end of period	$1,738,000	$1,432,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$83,000	$104,000
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the nine month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc, and its wholly owned division, Microwave Power, Inc. from the acquisition date, on June 18, 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.  The nine month period ended December 31, 2004 includes 196 days of Microwave Power, Inc.’s results of operations prospectively from the date of the acquisition, or June 19, 2004 through December 31, 2004.

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

The Company had 1,951,000 of granted stock options and warrants that were exercisable as of December 31, 2004 and 1,778,000 of granted stock options and warrants exercisable at December 31, 2003.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Nine months ended December 31, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$722,000	9,119,000	$0.08
Effect of dilutive securities:
Stock options		1,644,000
Warrants		307,000
Diluted earnings per share:	$722,000	11,070,000	$0.07

Nine months ended December 31, 2003	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$910,000	7,833,000	$0.12
Effect of dilutive securities:
Stock options		1,463,000
Warrants		315,000
Diluted earnings per share:	$910,000	9,611,000	$0.09

3.                                      Inventories

Inventories include costs of material and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

December 31, 2004

Raw materials, net of reserve	$992,000
Work-in-process	408,000
Finished goods	236,000
$1,636,000

4.                                      Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended December 31, 2004, the Company recognized no impairment.

At December 31, 2004, intangibles consist of the following:

	December 31, 2004
Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(14,000)	$175,000
Existing Technology	961,000	(51,000)	910,000
Customer List	339,000	(66,000)	273,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(131,000)	$1,539,000

The Company assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization.  Trademarks were assigned as having an indefinite life.

Amortization expense from continuing operation for quarter ended December 31, 2004 was $54,000.  The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31:	Annual Amount

2005	$180,026
2006	$216,305
2007	$216,305
2008	$122,200
2009	$103,379

5.                                      Accounts Receivable Financing

In September 2003, the Company modified its agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank could not exceed $2,000,000. The Company was obligated to pay the bank a monthly finance charge which was computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for each month. The Company was also required to pay the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunded any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank required the Company to repurchase receivables it had purchased if they remained unpaid after 90 days from the invoice date, if the account debtor filed (or has filed against it) bankruptcy or other insolvency proceedings, if the Company breached the Accounts Receivable Purchase Agreement or if the account debtor asserted any claim relating to the receivable.  As of June 30, 2004, there was $184,000 of refundable reserves due to the Company under the borrowing agreement.  On July 6, 2004, the Company terminated its agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank.  The refundable reserve, less interest, fees, and penalties for early termination, was released to the Company on July 6, 2004 in the net amount of $148,000.

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

6.                                      Equity Transactions

During the nine months ended December 31, 2004, the Board of Directors granted stock options of 140,500 shares as employee compensation and 22,500 shares as non-employee Director compensation.  The options prices range from $1.20 to $1.55 per share.

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the nine months ended December 31, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

For the nine months ended:	December 31, 2004	December 31, 2003

Net income as reported	$722,000	$910,000
Less: stock-based compensation expense, net of related tax effects	(89,000)	(221,000)
Total stock-based employee compensation expense determined under fair-value-based method for all
Pro forma net income	$633,000	$689,000

Basic earnings per share - as reported	0.08	0.12
Diluted earnings per share - as reported	0.07	0.09
Basic earnings per share - pro forma	0.07	0.09
Diluted earnings per share - pro forma	0.06	0.07

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Expected life (years)	4.71		4.85
Risk-free interest rate	4.75%		4.00%
Dividend yield	0	% and	0%
Volatility	46	% and	136%

7.                                      Related Party Transactions

During the nine-months ended December 31, 2004, the Company paid $28,000 to the previous stockholders of MPI in connection with the property rent for the premises located in Santa Clara, California.

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

The MPI acquisition was driven by a number of key factors, including:

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

The purchased intangible assets will be amortized over their useful lives, which range from three to twelve years.  Of the $1,670,000 of acquired intangible assets, $189,000 was assigned to patents (8 year useful life), $961,000 was assigned to Existing Technology (12 year useful life), and $339,000 was assigned to Customer Lists (3 year useful life).  The balance of $181,000 was assigned to trademarks, having an indefinite life, and will be tested annually or on an interim basis for impairment.  We found no indication of impairment for the period ended December 31, 2004.

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

The following is information for the Company’s reportable segments for the three and nine months periods ended December 31, 2004:

For the three months ended December 31, 2004

(in thousands)	AML	MPI	Unallocated	Total

Revenue	$1,907	$376	—	$2,284

Gross Profit	895	243	—	1,138
Depreciation & amortization (Includes intangibles)	66	61	—	127

Interest expense	26	—	—	26

Other, net	539	67	—	606
Profit from continuing Operations before tax	$264	$115	—	$379

Identifiable assets	2,969	3,677	—	6,646

Capital Expenditures	53	6	—	59

For the nine months ended December 31, 2004

(in thousands)	AML	MPI	Unallocated	Total

Revenue	$5,580	$760	—	$6,340

Gross Profit	2,370	487	—	2,857
Depreciation & amortization (Includes intangibles)	177	142	—	319

Interest expense	83	—	—	83

Other, net	1,605	128	—	1,733
Profit from continuing Operations before tax	$505	$217	—	$722

Identifiable assets	2,969	3,677	—	6,646

Capital Expenditures	397	7	—	404

The Company had one reportable segment for the three and nine month periods ended December 31, 2003.

11.                               Major customers and vendors

Three customers provided 33%, and 37%, of net revenue for the nine months ended December 31, 2004 and 2003, respectively. Total accounts receivable due from these customers was approximately $259,000 and $319,000 as of December 31, 2004 and 2003 respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Three vendors accounted for 25% and 29% of the Company’s net purchases for the nine months ended December 31, 2004 and 2003, respectively. Total accounts payable due to these vendors was $2,000 and $63,000 as of December 31, 2004 and 2003, respectively.

12.                               Reclassifications

Certain comparative amounts might have been reclassified to conform with the current year’s presentation.

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

Overview

We are based in southern California and design, manufacture, and market radio frequency and microwave low noise and power amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. Our defense industry products, which represents approximately 90% of our sales, are used in radar and electronic warfare equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. Our wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers.  These products, representing approximately 10% of our sales, are sold to cellular operators and to original equipment manufactures. The demand for products manufactured by us and used in the defense industry has been growing at a fast pace during the last 2 years and is expected to continue to grow. This growth is attributable to an increase in demand for our products by government prime contractors, as well as to our strategy to acquire market share by offering leading edge products.  The demand for wireless products has seen a recent increase due to the competition among cellular operators and original equipment manufactures to provide improved products and services. Our recent acquisition of Microwave Power, Inc. was part of a strategic move to complement our existing product line and expand our technology base. Our business is currently comprised of two reportable segments: amplifiers and related products manufactured and marketed through our operations in Camarillo, California, and high power microwave amplifiers manufactured and marketed through our operations in Santa Clara, California.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Net sales.  Net sales for the three months ended December 31, 2004 were $2.3 million, as compared to net sales of $2.0 million for the three months ended December 31, 2003, an increase of 14.0%.  The increase in net sales is attributed to the higher volume of shipments in the defense related MIC (Microwave Integrated Circuits) products.  MIC sales accounted for $2.1 million, or 89.9% of net sales for the three months ended December 31, 2004, as compared to $1.7 million, or 86.9% of net sales for the three months ended December 31, 2003. Additionally, the cellular wireless market produced $230,000 or 10.1% of net sales for the three months ended December 31, 2004, as compared to $263,000, or 13.2% of net sales for the three months ended December 31, 2003.

Gross profit.  Gross profit for the three months ended December 31, 2004 was $1,138,000 or 49.8% of net sales, compared to a gross profit of $956,000, or 47.7% of net sales for the three months ended December 31, 2003.  Gross profit increased, as a percentage of net sales, as a result of the return of some high margin jobs from the wireless sector.

Selling, general and administrative costs.  Selling, general, and administrative costs were $521,000, or 22.8% of net sales, for the three months ended December 31, 2004, as compared to $349,000, or 17.4% of net sales, for the three months ended December 31, 2003.  The increase is mainly attributed to administrative cost in connection with maintaining our Santa Clara facility, which we recently acquired.  We also reinstated board member fees, which, in previous years, had been waived due to limited cash flows.

Research and development costs.  Research and development costs were $226,000, or 9.8% of net sales, for the three months ended December 31, 2004, as compared to $177,000 or 8.8% of net sales, for the three months ended December 31, 2003. The increase is attributed to the growing engineering staff as we expand our development capabilities.

Other expense, net.  Other expense was $12,000 for the three months ended December 31, 2004, as compared to other expense of $40,000, for the three months ended December 31, 2003.  This is attributed to the reduction of interest expense in direct correlation with the termination of our Receivables Financing Agreement and switching to a standard line of credit coupled with interest income realized from long-term cash investments that reached maturity.

Provision for income taxes. For the three months ended December 31, 2004, we recorded no provision for state income taxes due to the utilization of loss carry forwards.  However, for the three months ended December 31, 2003, we recorded a provision of $34,000 in state income taxes due to the California Franchise Tax Board suspending the utilization of loss carry forwards during that period.

Net Income.  For the reasons set forth above, we generated a net income of $379,000 for the three months ended December 31, 2004, as compare to a net income of $356,000 for the three months ended December 31, 2003.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Net sales.  Net sales were $6.3 million for the nine months ended December 31, 2004, as compared to net sales of $5.3 million for the nine months ended December 31, 2003, an increase of 20.0%. The increase in net sales is largely attributed to the higher volume of shipments in the defense related MIC products.  MIC sales accounted for $5.7 million, or 89.5% of net sales for the nine months ended December 31, 2004, as compared to $4.9 million, or 92.6% of net sales for the nine months ended December 31, 2003. The cellular wireless market produced $666,000, or 10.5% of net sales for the nine months ended December 31, 2004, as compared to $392,000, or 7.4% of net sales for the nine months ended December 31, 2003.

Gross profit.  Gross profit was $2.9 million, or 45.0% of net sales, for the nine months ended December 31, 2004, as compared to $2.6 million, or 49.1% of net sales, for the nine months ended December 31, 2003. Gross profit decreased, as a percentage of net sales, as a result of lower margins due to the Company’s aggressive pricing structure in efforts to obtain a larger market share.

Selling, general, and administrative costs.  Selling, general and administrative costs were $1,467,000, or 23.1% of net sales, for the nine months ended December 31, 2004, as compared to $993,000, or 18.8% of net sales, for the nine months ended December 31, 2003. The increase is mainly attributed to administrative cost in connection with maintaining our Santa Clara facility, which we recently acquired.  We also reinstated board member fees, which, in previous years, had been waived due to limited cash flows. Additionally, we incurred an early termination fee upon canceling our Receivables Financing Agreement with Silicon Valley Bank.

Research and development costs.  Research and development costs were $609,000, or 9.6% of net sales, for the nine months ended December 31, 2004, as compared to $550,000, or 10.4% of net sales, for the nine months ended December 31, 2003.  The increase is attributed to the growing engineering staff as we expand our development capabilities.

Other expense, net.  Other expense was $59,000 for the nine months ended December 31, 2004, as compared to other expense of $105,000 for the nine months ended December 31, 2003. This is attributed to the reduction of interest expense in direct correlation with the termination of our Receivables Financing Agreement and switching to a standard line of credit coupled with interest income realized from long-term cash investments that reached maturity.  Interest expense is $84,000 off-set by $25,000 in interest income for the nine months ended December 31, 2004, as compare to interest expense of $105,000 for the nine months ended December 31, 2003.

Provision for income taxes.  For the nine months ended December 31, 2004, we recorded no provision for state income taxes due to the utilization of loss carry forwards.  However, for the nine months ended December 31, 2003, we recorded a provision of $88,000 in state income taxes due to the California Franchise Tax Board suspending the utilization of loss carry forwards during that period.

Net Income.  For the reasons set forth above, we generated a net income of $722,000 for the nine months ended December 31, 2004, as compare to a net income of $910,000 for the nine months ended December 31, 2003.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000.  The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at December 31, 2004 is $64,000.

In December 2001, we received a loan of $50,000 from Dr. Tiberiu Mazilu, PhD, our officer and director.  The promissory note calls for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly and based on the prime interest rate plus 1.25%.  The principal amount of the note is due on January 2, 2005 but would become due and payable by us immediately upon the consolidation or merger of our Company into another entity, the death of Dr. Mazilu, or our termination of Dr. Mazilu’s employment with us. On November 2, 2004, the Board of Directors approved the early payoff of this note payable and the note was paid in full on November 9, 2004.

In December 2002, we entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding.  The per share exercise price of the warrants is $0.24.  The warrants expire five years from the date of issuance.  We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable.  For the nine months ended December 31, 2004, a total of $22,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004.

On July 6, 2004, we terminated our agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank. The Company incurred a $25,000 early termination fee in connection with the termination of the Receivables Financing agreement with Silicon Valley Bank.

At December 31, 2004, we had a line of credit agreement with Bridge Bank with credit limit of $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. At December 31, 2004 we had an outstanding balance of $85,000 under this agreement.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases.  We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.00%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances. We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio of at least 1.25 to 1.00 with respect to equipment advances. We were in compliance with these requirements at December 31, 2004; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 7, 2005 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 6, 2004, we generally are required to pay a $15,000 fee to the bank.  At December 31, 2004, our remaining available borrowing capacity under this agreement was approximately $342,000.

At December 31, 2004, we had $1,738,000 in cash and cash equivalents, as compared to cash and cash equivalents of $1,432,000 at December 31, 2003. Our operating activities provided cash of approximately $412,000, a result of increased profits due to higher revenues. Cash provided from investing activities amounted to $780,000, primarily as a result of the MPI acquisition, in which cash received in the acquisition was $1,150,000 offset by $370,000 for the net purchases of property and equipment. Cash used in financing activities was $431,000, which was a direct result of paying off $338,000 in outstanding notes payable and paying down on our lease obligations by $107,000 offset by $9,000 in proceeds from warrants and $5,000 in proceeds for the line of credit. At December 31, 2003, cash from operating activities was $786,000, a direct result of increased sales during the first three quarters of the 2004 fiscal year, coupled with decreased production and material costs in the nine months ending December 31, 2003.

Our primary need for capital during the next twelve months, subject to change, is to fund anticipated capital expenditures of approximately $602,000 as well as our operations, which consist of our sales, marketing and administrative activities, working capital associated with increased product sales, and continued product design and development efforts. Our future liquidity will depend on numerous factors, including the extent to which our present and future products gain market acceptance, the costs of sales, marketing and manufacturing activities, the cost, timing and business management of current and potential acquisitions and contingent liabilities associated with such acquisitions, and the extent to which products under development are successfully developed.

Our current financial plan indicates that our available cash and cash equivalents, together with cash expected to be generated from future operations and borrowings expected to be available under our line of credit, which are subject to our compliance with existing financial requirements, should be sufficient to fund our operations through 2005. If necessary, we may be required to raise additional capital in the future through one or more of the following: (1) sale of equity or debt securities; (2) obtaining new loans; or (3) sale of assets, products or marketing rights. There is no guarantee that additional capital will be available from these sources on acceptable terms, if at all, and certain of these sources may require approval by existing lenders. If we cannot raise the additional funds through these options on acceptable terms or with the necessary timing, management could also reduce discretionary spending to decrease our cash burn rate through actions such as delaying or canceling product development projects or marketing plans. These actions would likely extend the then available cash and cash equivalents, and then available borrowings.

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

Item 3.           Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Director of Finance concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

Between July 19, 2004 and August 3, 2004, we issued 2,117,108 shares of our common stock to shareholders of MPI as consideration for the acquisition, and 21,174 shares of our common stock to Reuven Sadeh as finder’s fees pursuant to the acquisition agreement. These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended. There were no other shares of unregistered common stock issued by us for the three month period ended September 30, 2004 and there were no shares of unregistered common stock issued by us for the three month period ended December 31, 2004.

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

3.1	Certificate of Incorporation (2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement.(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank.(5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications

Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (8)
10.14	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.15	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004. (8)
10.16	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.17	Interim Lease and Proposed Lease Terms (9)
10.18	Financing Agreement dated July 8, 2004 with Bridge Bank.(10)
10.19	Enterprise Agreement Number 4627 dated August 26, 2004 (11) *
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (12)
31.2	Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (12)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (12)
32.2	Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (12)

*	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2002 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.
(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004.
(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004.
(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated September 1, 2004.
(12)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

Date:	February 14, 2005	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	February 14, 2005	/s/ Susan J. Fite
Susan J. Fite
Director of Finance and Principal Accounting Officer