Form 10KSB/A
period 2004-03-31
AML COMMUNICATIONS INC
filed 2005-04-18
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-27250

AML COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0130894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA	93012
(Address of principal executive offices)	(Zip Code)

(805) 388-1345
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Title of Class
Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $6,976,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 18, 2004 was approximately $6,705,644. The per share stock price for computational purposes was $1.25, based on the closing sale price per share for the Registrant’s common stock on the OTC Bulletin Board on June 18, 2004. This value is not intended to be a representation as to the value or worth of the Registrant’s common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant’s common stock outstanding on June 18, 2004 was 7,837,584.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 2004, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

Transitional Business Disclosure Format (Check One). Yes ☐  No ☒

EXPLANATORY NOTE

This annual report on Form 10-KSB/A is an amendment to the Form 10-KSB filed by the Registrant on June 29, 2004.

This annual report on Form 10-KSB/A is being filed to reflect the restatement of the Registrant’s Financial Statements (the “Restatement”). The restatement reflects the following:

•                  Additional disclosure of Revenue Recognition policies in accordance with SAB 101, as amended by SAB 104

•                  Reclassification of related notes payable from long term liabilities to current liabilities

•                  Reclassification of amounts previously shown on the statement of operations, as a gain in the change in method of inventory overhead allocation to cost of sales, to correctly reflect the guidelines of APB 20, for the year ended March 31, 2003

•                  Additional tax footnote disclosures in connection with the tax provision at the March 31, 2004 year end

•                  Additional disclosure relating to the acquisition of MPI, it’s cost structure, and the key factors for the acquisition

THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

AML COMMUNICATIONS, INC.

INDEX TO FORM 10KSB/A

PART I

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.	Financial Statements (As restated)

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons/Compliance with 16(a) of the Securities Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

Item 14.	Principal Accountant Fees and Services

SIGNATURES

Introductory Notes—Forward Looking Statements and Certain Terminology

Some of the statements made by us in this Annual Report on Form 10-KSB/A are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Additional Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications Inc.

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

Utilizing our extensive knowledge in Microwave Integrated Circuits (“MIC”) design capabilities, we have expanded the products we offer as part of our full line catalog. Such products are designed for and marketed to the Defense Microwave market. We also intend to utilize the MIC design capabilities toward higher value added products such as subsystems.

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

In June 2004, we completed the acquisition of Mircrowave Power, Inc. (referred to in this discussion as “MPI”). The acquisition of MPI is part of a strategic move to complement the existing AML product line and expand our technology base. We plan to operate MPI from the current facility in Santa Clara, with the current management in place, but plan to unify the Web-site of MPI with ours for better market exposure with intent to offer a “one stop shop” for customers seeking low noise and high power amplifier solutions.

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

Cellular and PCS.  Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or “cells.” Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls through the wireline Public Switched Telephone Network (PSTN). Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances PCS transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, PCS networks operating at the higher frequency ranges should require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic region. To the Cellular and PCS markets, we provide linear multi-carrier RF low noise amplifiers, which are located in base stations and work to increase the signal strength of the received signal. The strategy of the cellular companies to expand service utilizing the existing infrastructure while buying performance enhancement devices, the kind manufactured by us, offers the possibility of additional sales in this marketplace.

Two-Way Messaging.  The two-way messaging networks consist of a substantial number of local and nationwide transceivers that distribute and collect information from numerous handheld wireless messaging handsets. These handsets allow the user to perform functions such as accessing the internet, retrieving and responding to e-mail, and instant messaging, among others. The two-way messaging protocols are being adapted to deliver greater amounts of digital information, requiring high power, linear amplification for transmission from the base stations, and low noise tower mount receive amplifiers to maximize the sensitivity of the base station reception. We have provided low noise tower-mount receive amplifiers and RF power amplifiers to two-way messaging OEM’s as well as to several network operators. Currently, the two largest markets for wireless messaging products are the U.S. and China.

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

We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may, and have, left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Although we are not aware of any pending or threatened intellectual property lawsuits against us, we cannot guarantee that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customer’s ability to distribute, sell, or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on NASDAQ’s OTC Bulletin Board under the symbol “AMLJ.OB”. Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time. The table below sets forth for the periods indicated (1) the high and low bid prices for the Company’s common stock for the periods it traded on the OTC Bulletin Board and (2) the high and low intraday sales prices for the common stock during periods it traded on the Nasdaq Small Cap and National Markets. For the quarter in which the common stock transitioned from Nasdaq to the OTC Bulletin Board, the table reflects the higher of the two methods in the “high” column and the lower of the two methods in the “low” column. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The source of the information for the high and low bid prices is the OTC Bulletin Board.

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2003
First quarter	$0.80	$0.38
Second quarter	$0.18	$0.06
Third quarter	$0.18	$0.08
Fourth quarter	$0.19	$0.10

Fiscal year ended March 31, 2004
First quarter	$0.24	$0.20
Second quarter	$0.58	$0.52
Third quarter	$1.50	$1.26
Fourth quarter	$1.87	$1.60

At June 14, 2004 there were approximately 81 holders of record of the Company’s common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants and other factors.

Equity Compensation Plans

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,863,614	$1.82	408,010

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered offerings in fiscal 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes the Company’s results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2003 and 2004.

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

Fiscal Years Ended March 31, 2004 and 2003

Net sales.  Net sales for fiscal 2004 were $7.0 million, compared to $4.5 million in fiscal 2003. The increase in net sales is attributable to continuous growth in the defense sector coupled with some returning sales in the cellular market. The PCS product line made up $218,000, or 4.8% of net sales in fiscal 2003, decreasing to $8,000 or 0.1% of net sales in fiscal 2004. This decline is due to the economic slow down in the wireless, PCS, and two-way messaging markets. We anticipate that sales of our PCS and two-way messaging products will continue to decrease due to reduced capital expenditures for new equipment by OEM’s and service providers given the current economic conditions within the wireless market. Sales of cellular and other products were $635,000, 9.1% of net sales in fiscal 2004, as compared to $608,000, 13.5% of net sales in fiscal 2003. In general, the global wireless communications market remains weak. MIC sales continue to increase with sales of $6.3 million in fiscal 2004, 90.8% of net sales, compared to $3.7 million in fiscal 2003, 81.7% of net sales. The increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. As a result of planned increases in defense spending, we anticipate that MIC sales will continue to be a significant portion of our revenue. Additionally, the Company entered into a definitive agreement on May 26, 2004 to acquire Microwave Power, Inc. (“MPI”) with the intent of achieving new channels to market and subsequently increase sales.

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

At March 31, 2004, we had $977,000 in cash and cash equivalents. The Company’s operating activities provided cash of approximately $976,000 in fiscal 2004, primarily as a result of increased revenues coupled with a reduction in operating expenses. Cash provided from investing activities amounted to $25,000 due to net proceeds from the sale of property and equipment of $48,000 offset by the purchase of equipment for $23,000. Cash provided from financing activities was $219,000, which was primarily a result of cash provided by investors of $289,000, payments of lease obligations of $106,000 and net receivables from our line of credit of $402,000. We anticipate capital expenditures of approximately $530,000 in fiscal 2005.

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

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

We recently acquired Microwave Power, Inc. The combination of our business with that of Microwave Power, Inc. may not result in the benefits we anticipated.

On May 26, 2004 we announced our intent to acquire Microwave Power, Inc. and on June 18, 2004 the acquisition closed. Acquisitions involve a number of special risks, including diversion of management’s attention from the core business and the failure to retain key personnel in the acquired business. We cannot guarantee that this acquisition will be profitable, or that we will be able to integrate the business of Microwave Power, Inc. with our business without substantial costs, delays, or other operational or financial problems.

Quantitative and Qualitative Disclosures About Market Risk

We have some risk exposure from interest rates being unfavorable. At March 31, 2004, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Registered Public Accounting Firm

Balance Sheet as of March 31, 2004, (restated)

Statements of Operations for the years ended March 31, 2003, (restated) and March 31, 2004

Statements of Stockholders’ Equity for the years ended March 31, 2003 and March 31, 2004

Statements of Cash Flows for the years ended March 31, 2003, (restated) and March 31, 2004

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AML Communications, Inc.

Camarillo, California

We have audited the balance sheets of AML Communications, Inc. as of March 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, the Company changed its method of inventory overhead allocation during the year ended March 31, 2004.

As discussed in Note 1, the 2003 financial statements have been restated to correct the presentation of comparative amounts previously disclosed as a gain from the change in method of inventory overhead allocation.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

June 4, 2004, except for Note 1 as to which the date is April 12, 2005

AML COMMUNICATIONS, INC.

BALANCE SHEET

AS OF MARCH 31, 2004

(As restated – see note 1)

ASSETS
Current Assets:
Cash and cash equivalents	$977,000
Accounts receivable, net of allowance for doubtful accounts of $34,000	665,000
Inventories, net	1,115,000
Other current assets	136,000
Total current assets	2,893,000
Property and Equipment, at cost	3,585,000
Less: Accumulated depreciation and amortization	(3,177,000)
Property and Equipment, net	408,000
Other assets	43,000
$3,344,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$355,000
Line of credit, net	80,000
Current portion of capital lease obligations	114,000
Current portion of notes payable – officers	50,000
Accrued expenses:
Accrued payroll and payroll related expenses	229,000
Accrued state income taxes	98,000
Other accrued expenses	148,000
Total current liabilities	1,074,000
Note Payable—Officers, net of current portion	226,000
Note Payable—Investors, net	40,000
Capital lease obligations, net of current portion	74,000

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.01 par value: 15,000,000 shares authorized; shares issued and outstanding 7,837,584	73,000
Capital in excess of par value	10,338,000
Accumulated deficit	(8,481,000)
Total stockholders’ equity	1,930,000
$3,344,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

	Year Ended
	March 31, 2003	March 31, 2004
	(As restated - see note 1)
Net sales	$4,515,000	$6,976,000
Cost of goods sold	3,013,000	3,571,000
Gross profit (loss)	1,502,000	3,405,000
Operating Expenses:
Selling, general and administrative	1,243,000	1,376,000
Research and development	1,231,000	723,000
	2,474,000	2,099,000
(Loss) profit from operations	(972,000)	1,306,000

Other income (expense):
Interest income	1,000	1,000
Interest expense	(68,000)	(124,000)
Other	(149,000)	48,000
	(216,000)	(75,000)

(Loss) profit before provision for income taxes	(1,188,000)	1,231,000
Provision for income taxes	—	98,000
Net (loss) profit before change in method of inventory overhead allocation	$(1,188,000)	$1,133,000
Loss from change in method of inventory overhead allocation		120,000
Net (loss) profit	$(1,188,000)	$1,013,000

Basic (loss) earnings per common share before change in method of inventory overhead allocation	$(0.15)	$0.14

Earnings (loss) per common share from change in method of inventory overhead allocation	$—	$(0.01)

Net (loss) earnings available to common shareholders	$(0.15)	$0.13

Basic weighted average number of shares of common stock outstanding	7,830,000	7,838,000

Diluted (loss) earnings per common share before change in method of inventory overhead allocation	$(0.15)	$0.12

Earnings (loss) per common share from change in method of inventory overhead allocation	$—	$(0.01)

Diluted (loss) earnings per common share	$(0.15)	$0.11

Diluted weighted average number of shares of common stock outstanding	7,830,000	9,362,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

						Retained
			Capital in			Earnings/
	Common Stock		Excess of	Treasury Stock		Accumulated
	Shares	Amount	Par Value	Shares	Amount	Deficit	Totals
Balance, March 31, 2002	7,829,456	$73,000	$10,524,000	(114,500)	$(223,000)	$(8,306,000)	$2,068,000
Retirement of Treasury Stock	—	—	$(223,000)	114,500	223,000	—	—
Net loss	—	—	—	—	—	(1,188,000)	(1,188,000)
Balance, March 31, 2003	7,829,456	$73,000	$10,301,000	—	—	$(9,494,000)	$880,000
Options Exercised	8,128	—	1,000	—	—	—	1,000
Value of Warrants issued in connection with notes payable	—	—	36,000	—	—	—	36,000
Net Income (loss)	—	—	—	—	—	1,013,000	1,013,000
Balance, March 31, 2004	7,837,584	$73,000	$10,338,000	—	—	$(8,481,000)	$1,930,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003 AND 2004

	Year Ended
	March 31, 2003	March 31, 2004
	(As restated – see note 1)
Cash Flows from Operating Activities:
Net Profit (loss)	$(1,188,000)	$1,133,000
Adjustments to reconcile net loss to net profit (loss) to net cash used in operating activities:
Interest on debt discount fees	—	13,000
Depreciation and amortization	569,000	251,000
Bad debt expense	(21,000)	(2,000)
Loss (gain) from cumulative effect of change in method of inventory overhead allocation	—	(120,000)
Loss (gain) on sale of fixed assets	149,000	(48,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	857,000	(54,000)
Inventories	(56,000)	(56,000)
Other current assets	102,000	(1,000)
Other assets	(5,000)	—
Increase (decrease) in:
Accounts payable	(396,000)	(212,000)
Accrued state income taxes	—	98,000
Accrued expenses	(130,000)	(26,000)
Net cash from operating activities	(119,000)	976,000
Cash Flows from Investing Activities:
Purchases of property and equipment	(20,000)	(23,000)
Proceeds from the sale of property and equipment	171,000	48,000
Net cash provided by investing activities	151,000	25,000
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	1,000
Proceeds from private stock placement	—	—
Proceeds from line of credit, net	232,000	(402,000)
Proceeds from note payable	—	288,000
Principal payments capital lease obligations	(229,000)	(106,000)
Net cash provided by Financing activities	3,000	(219,000)
Net increase in Cash and Cash Equivalents	35,000	782,000
Cash and Cash Equivalents, beginning of year	160,000	195,000
Cash and Cash Equivalents, end of year	$195,000	$977,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$68,000	$124,000
Income taxes	$—	$—
Non-cash transactions:
Debt incurred to purchase equipment	$100,000	$21,000
unamortized debt discount fees	$—	$22,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

1.              Organization (As restated)

Line of Business

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave markets.

Restatement

Subsequent to the issuance of our financial statements for the fiscal year ended March 31, 2004, our management determined that:

•                  The current portion of related notes payable should be reclassified from long term liabilities to current liabilities

•                  Amounts previously shown on the statement of operations, as a gain in the change in method of inventory overhead allocation should be reclassified to cost of sales, to correctly reflect the guidelines of APB 20, for the year ended March 31, 2003.

As a result, the financial statements for the fiscal year ended March 31, 2003, and 2004, have been restated.  A summary of the significant effects of these restatements are as follows:

	As previously	Restatement	As
	Reported	Adjustment	Restated	Reference

Balance sheet at March 31 2004:
Current portion of notes payable – officers	—	(50,000)	50,000	(1)
Note payable – officers, net of current portion	276,000	(50,000)	226,000	(1)

	As previously	Restatement	As
	Reported	Adjustment	Restated	Reference

Statement of operations for the fiscal year ended March 31 2003:

Cost of goods sold	$3,288,000	(275,000)	3,013,000	(2)
Gross Profit	1,227,000	275,000	1,502,000	(2)
Loss from operations	(1,247,000)	275,000	(972,000)	(2)
Net loss before provision for income taxes	(1,463,000)	275,000	(1,188,000)	(2)
Net loss before change in method of inventory overhead allocation	(1,463,000)	275,000	(1,188,000)	(2)
Loss from change in method of inventory overhead allocation	(275,000)	275,000	—	(2)
Basic loss per common share before change in method of inventory overhead allocation	$(0.19)	$0.04	$(0.15)	(2)
Earnings per common share from change in method of inventory overhead allocation	$0.04	$(0.04)	$0.00	(2)
Diluted loss per common share before change in inventory overhead allocation	$(0.19)	$0.04	$(0.15)	(2)
Earnings per common share from change in method of inventory overhead allocation	$0.04	$(0.04)	$0.00	(2)

(1) The current portion of a related party note payable was reclassed to current liabilities.

(2) The gain from the change in method of inventory overhead allocation was reclassed to cost of sales as it was determined that the change in method of inventory overhead allocation had no cumulative effect on the fiscal year ended March 31, 2003.

2. Summary of Significant Accounting Policies (As restated)

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

Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During fiscal 2004, the Company had sales to two customers that represented 13.3% and 12.4% of net sales, respectively, as compared to fiscal 2003, in which the Company had sales to two customers, which represented 16.8% and 11.2% of net sales, respectively. As of March 31, 2004, these two customers comprised 23.1% and 1.1%, of accounts receivable, respectively.

The Company’s customers are comprised primarily of defense sub contractors, cellular service providers and original equipment manufacturers (“OEMs”). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2004, international sales were $1 million, or 14.8% of net sales, as compared to international sales of $266,000, or 5% of net sales in fiscal year ended March 31, 2003.

Revenue recognition.

Our policy is to recognize revenue when the applicable revenue recognition criteria have been met in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” updated by (SAB’s) No. 103 and No. 104, “Update of codification of Staff Accounting Bulletin” and incorporates the following:

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

Earnings (Loss) Per Share

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. Accordingly, “basic” earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding plus, if applicable, the dilutive effect of outstanding stock options (applying the treasury stock method). Where losses are incurred in fiscal years, the number of outstanding options are not included due to the effect being anti-dilutive.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable-related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense. The company applies SFAS No. 123, Accounting for Stock-Based Compensation, updated by SFAS 148, “Accounting for stock based compensation—transition and disclosure” and Accounting Principles board Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plan.

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
	$39,000

4. Income Taxes (As restated)

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the currently enacted marginal income tax rate. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The components of the income tax provision for the years ended March 31, 2004 and 2003, were as follows:

	March 31, 2003	March 31, 2004
Current	$—	$98,000
Deferred	$—	$—
	$—	$98,000

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2003 and 2004 are as follows:

	March 31, 2003	March 31, 2004
	Percent	Percent
Income tax expense (benefit) at statutory federal rate	(34.0)%	34.0%
State income taxes, net of federal income tax	—	8.0%
Effect of permanent differences	0.2	0.2
Change in valuation allowance	33.9	(34.2)
	0.0%	8.0%

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

A detail of the Company’s deferred tax assets and liabilities as of March 31, 2004 follows:

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

5. Stockholders’ Equity

Stock Option Plan

The Company’s Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 3,000,000 shares of common stock for periods not to exceed 10 years. Options typically vest 25% after one year from the date of grant with remaining options vesting at a rate of 25% per year thereafter. Options may be granted to employees, officers, directors and consultants. Activity under this plan is as follows(1):

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2002	1,599,625	$2.16
Granted	533,500	0.26
Exercised	—	—
Canceled	(266,628)	.74
Expired/Forfeited	—	—
Outstanding at March 31, 2003	1,866,497	$1.83

Granted	210,300	0.59
Exercised	(8,125)	.20
Canceled	(205,059)	1.02
Outstanding at March 31, 2004	1,863,613	$1.79
Exercisable at March 31, 2004	1,524,875	$1.24

The weighted average fair value for options granted during each year was $.53 and $0.42 for fiscal 2004 and fiscal 2003, respectively.

The number of common stock options available for grant as of each year was 408,010 for fiscal 2004 and 222,961 for fiscal 2003.

Options outstanding at March 31, 2004 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 – $0.50	374,000	9.01	$0.16	270,875	$0.14
$0.51 – $1.00	1,321,188	7.62	$0.90	1,116,562	$0.93
$1.01 – $2.00	60,425	6.89	$1.68	42,000	$1.70
$2.01 – $5.00	48,250	6.08	$3.26	47,000	$3.27
$5.01 – $15.75	59,750	3.43	$8.80	48,438	$12.03
$0.11 – $15.75	1,863,613	7.70	$1.09	1,524,875	$1.24

The Company has adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and FAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure”. It applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans and does not recognize compensation expense for its stock- based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, and FAS No. 148, the Company’s net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2004 and 2003:

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(1)           The Company’s Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 3,000,000 shares of common stock. This number was erroneously reported as 2,096,586 in the Form 10-KSB filed on June 29, 2003. The number of shares reserved for this plan was increased to 3,000,000 on September 11, 2002, when our stockholders and our directors approved the “Fourth Amended and Restated 1995 Stock Incentive Plan.”

Warrants

In connection with the renewal of the Company’s accounts receivable financing facility through Silicon Valley Bank in November 2000, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company’s common stock at $2.1875 per common share and recorded a charge of $59,000 for the year ended March 31, 2001. This warrant expires in November 2007, and as of March 31, 2004, none of the shares related to this warrant have been exercised.

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

In connection with an agreement for investor relations services to be performed during the year ended March 31, 2002, we issued warrants to CastleRook Financial Partners, LLC to purchase a total of 75,000 shares of the Company’s common stock at a price of $0.72. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in August 2003, and as of March 31, 2004, none of the shares related to this warrant have been exercised.

In connection with the July 2003 private placement of $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable, warrants were attached. A total of 240,000 warrants were issued in connection with the funding and each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.24. The warrants expire five years from the date of issuance and as of March 31, 2004, none of the shares related to these warrants have been exercised. The Company has valued these warrants at $35,000 and is expensing this value over the term of the notes payable. For the twelve months ended March 31, 2004, a total of $13,000 was charged to the statement of operations. Notes payable to both the officers and directors and investors have been shown net of unamortized discount factor on the balance sheet.

7. Employee Benefit Plan

The Company has a defined contribution 401(k) employee retirement plan (the “Plan”). Under the terms of the Plan, eligible employees, as defined, may contribute from 1% to 16% of their pre-tax earnings to the Plan. At its discretion, the Company may match the employees’ contribution up to 6%. The Company made no discretionary matching contribution for the years ended March 31, 2003 and 2004. However, the Company made a 3% contribution to its employees in fiscal year ending March 31, 2004 as a contribution to fiscal year ending March 31, 2002.

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

In July 2003 the Company executed promissory notes in favor of current officers and directors for $245,000 in connection with the capital raised. The promissory notes bear interest at the rate of 8% and have a two-year maturity. A total of 204,166 warrants were issued in connection with these notes and each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.24. The warrants expire five years from the date of issuance.

10. Significant Fourth Quarter Adjustments

The Company’s management team has changed its accounting policy regarding the application of overhead to raw materials. In connection with the change in the method of inventory overhead allocation, the Company offset $275,000 of raw materials overhead relating to inventory balances at March 31, 2003, against inventory reserve during the year ended March 31, 2004. A total of $120,000 of this offset has been released to the statement of operations as of March 31, 2004.

11. Subsequent Events (As restated)

On May 25, 2004, the Company signed a definitive agreement for the acquisition of Microwave Power, Inc. (“MPI”), which was completed on June 18, 2004. MPI was merged into the Company’s wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. The difference between the amount of “net assets acquired” and the purchase price consists of approximately $145,000 in transactional costs and approximately $30,000 (21,174 shares at $1.43 per share) worth of shares of the common stock issued to the broker.  Transactional costs included legal, accounting, and appraisal fees. There was no change in MPI’s management and the Company entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as the Company’s division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to the Company.

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

A summary of the unaudited condensed balance sheet of MPI as of March 31,2004 are as follows:

Microwave Power Inc. (“MPI”) BALANCE SHEET	March 31, 2004
(Unaudited)
Cash	$1,163,000
Receivables	64,000
Inventory	476,000
Property and equipment	113,000
Total assets acquired	$1,816,000
Current liabilities	(11,000)

Net assets acquired	$1,805,000

Unaudited pro forma results of operations as if the Company had acquired MPI as of March 31, 2004 and 2003 are as follows:

Microwave Power Inc. (“MPI”)	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Revenue	$8,733,000	$5,940,000
Net Income	1,576,000	(907,000)
Basic and diluted earnings per share	$0.20	$(0.12)

The Company is currently in the process of performing the purchase price allocation for the acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Director of Finance concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i)  is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii)  is accumulated and communicated to our management, including our Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosures.

(b)  Changes in internal controls over financial reporting.  There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on September 2, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on September 2, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the information under the caption “Principal Stockholders” in the Company’s definitive proxy statement for the 2004 Annual Meeting of the Stockholders to be held on September 2, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held on September 2, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following are attached as Exhibits to this Form 10-KSB:

3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
10.1	Form of Indemnity Agreement(1)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(2)
10.3	Intellectual Property Security Agreement.(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (5)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (6)

10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (7)
10.13	Merger Agreement between the Company and Microwave Power, Inc. executed on May 26, 2004 (7)
10.14	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (7)
10.15	Employment Agreement with Dr. Marina Bujalti, of MPI, dated June 18, 2004.(7)
10.16	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(7)
18	Letter from Independent Accountants to the Company dated April 18, 2005.(8)
23.1	Consent of Independent Accountants (8)
24.1	Power of Attorney (7)
31.1	Certification by the Chief Executive Officer (8)
31.2	Certification by the Director of Finance (8)
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (8)

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

(8)          Filed herewith.

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

4.               8K, June 15, 2004 Earings Release for Quarter 4 and fiscal year ended March 31, 2004.

a.               8K, March 8, 2004 AML Signs Letter of Intent to Acquire MPI.

b.              8K, May 26, 2004 AML Signs Definitive Agreement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2004 and March 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” includes fees related to (or paid for) in the fiscal year ended March 31, 2004 and fees related to in fiscal year ended March 31, 2003. Included in “Audit Related Fees” for fiscal year ended March 31, 2004, is $21,000 for audit services directly related to the Microwave Power Inc, (“MPI”) acquisition.

		March 31, 2004	March 31, 2003
(i)	Audit Fees	$45,951	$43,090
(ii)	Audit Related Fees	$24,788	$5,833
(iii)	Tax Fees	$—	$—
(iv)	All Other Fees	$2,260	$4,188

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

/s/ Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer	Dated: April 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACOB INBAR	President, Chief Executive Officer and Chairman of the Board	April 18, 2005
Jacob Inbar

*	Vice President-Engineering and Director	April 18, 2005
Tiberiu Mazilu

*	Secretary, Vice President-Sales, and Director	April 18, 2005
Edwin J. McAvoy

/s/ SUSAN KELLEY	Director of Finance Chief Accounting Officer	April 18, 2005
Susan Kelley

*	Director	April 18, 2005
David A. Derby

*	Director	April 18, 2005
Richard W. Flatow

*	Director	April 18, 2005
Gerald M. Starek

*By:	/s/ Jacob Inbar
Jacob Inbar, Attorney in Fact
April 18, 2005