Form 10QSB/A
period 2004-06-30
AML COMMUNICATIONS INC
filed 2005-04-18
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB / A

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A is an amendment to the Form 10-QSB filed by the Registrant on August 13, 2004.

This quarterly report on Form 10-QSB/A is being filed to reflect the restatement of the Registrant’s Financial Statements (the “Restatement”). The restatement reflects the following:

•                  Additional disclosure of Revenue Recognition policies in accordance with SAB 101, as amended by SAB 104

•                  Reclassification of related notes payable from long term liabilities to current liabilities

•                  Additional disclosure relating to the acquisition of MPI, its cost structure, and the key factors for the acquisition

•                  Additional disclosure on the intangible assets in connection with the MPI acquisition

THIS REPORT DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

AML COMMUNICATIONS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(unaudited)

(As Restated – see note 1)

June 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,752,000
Accounts receivable, net of allowance for doubtful accounts of $39,000 at June 30, 2004	937,000
Inventories, net	1,584,000
Other receivables	184,000
Other current assets	148,000
Total current assets	4,605,000

Property and Equipment, at cost	4,014,000
Less: Accumulated depreciation and amortization	(3,523,000)
Property and Equipment, net	491,000
Intangible Assets:
Technologies, net	950,000
Patents	185,000
Customer lists, net	330,000
Trademarks	181,000
Other Assets	43,000
Total Assets	$6,785,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$311,000
Current portion of capital lease obligations	109,000
Current portion of notes payable – officers	50,000
Accrued expenses:
Accrued payroll and payroll related expenses	203,000
Accrued income taxes	292,000
Other accrued liabilities	180,000
Total current liabilities	1,145,000

Notes payable – officers, net of current portion	230,000
Notes payable - investors	40,000
Deferred Taxes	11,000
Capital Lease Obligations, net of current portion	45,000
Total liabilities	1,472,000
Stockholders’ Equity:
Common stock, $.01 par value:15,000,000 shares authorized; 7,837,587 shares issued and outstanding at June 30, 2004.	73,000
Committed stock: 2,138,232 shares	3,058,000

Capital in excess of par value	10,338,000
Accumulated deficit	(8,155,000)
Total stockholders’ equity	5,314,000
Total liabilities and stockholder’s equity	$6,785,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	June 30, 2004	June 30, 2003

Net sales	$2,174,000	$1,548,000
Cost of goods sold	1,240,000	831,000
Gross profit	934,000	717,000

Operating expenses:
Selling, general & administrative	409,000	265,000
Research and development	183,000	199,000
	592,000	464,000
Profit from operations	342,000	253,000

Other income (expense), net	(16,000)	(30,000)
Profit before provision for income taxes	326,000	223,000

Provision for income taxes	—	—

Net profit	$326,000	$223,000

Basic earnings profit per common share	$0.04	$0.03

Basic weighted average number of shares of common stock outstanding	8,143,000	7,829,000

Diluted earnings profit per common share	$0.03	$0.02

Diluted weighted average number of shares of common stock outstanding	9,709,000	9,393,000

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

1.             Basis of Presentation (As restated)

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

Restatement

Subsequent to the issuance of our financial statements for the quarter ended June 30, 2004, our management determined that the current portion of the related notes payable should be reclassified from long term liabilities to current liabilities.

As a result, the financial statements for the period ended June 30,2004 have been restated.  The significant effect of these restatements is as follows:

	As previously Reported	Restatement Adjustment	As Restated	Reference

Balance sheet at June 30, 2004:
Current portion of notes payable – officers	—	50,000	50,000	1
Note payable – officers, net of current portion	276,000	(50,000)	226,000	1

1.) The current portion of the related party note payable was reclassed to current liabilities.

2.             Acquisitions (As restated)

On May 25, 2004, the Company signed a definitive agreement for the acquisition of Microwave Power, Inc. (“MPI”), which was completed on June 18, 2004. MPI was merged into the Company’s wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. The difference between the amount of “net assets acquired” and the purchase price consists of approximately $145,000 in transactional costs and approximately $30,000 (21,174 shares at $1.43 per share) worth of shares of the common stock issued to the broker.  Transactional costs include legal, accounting, and appraisal fees. There was no change in MPI’s management and the Company entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as the Company’s division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to the Company.

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

Of the 1,670,000 of acquired intangible assets, $189,000 was assigned to patents (8 year useful life), $961,000 was assigned to Existing Technology (12 year useful life), and $339,000 was assigned to Customer Lists (3 year useful life).  All are subject to amortization.  The balance of $181,000 was assigned to trademarks, which have an indefinite life and therefore should not be amortized.

The accompanying financial statements include the operations of MPI for the period of June 19, 2004 through June 30, 2004. Unaudited pro forma results of operations as if the Company had acquired MPI as of April 1, 2004 and 2003 are as follows:

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
$1,584,000

5.                                      Intangible Assets (As restated)

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended June 30, 2004, the Company recognized no impairment.

At June 30, 2004, intangibles consist of the following:

	June 30, 2004
Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(4,000)	$185,000
Existing Technology	961,000	(11,000)	950,000
Customer List	339,000	(9,000)	330,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(24,000)	$1,646,000

During the quarter ended June 30, 2004, due to the acquisition of MPI, we recorded the intangible assets above. We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization.  The value assigned to trademarks, which have indefinite life, should not be amortized.

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

7.                                      Equity Transactions (As restated)

The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. The difference between the amount of “net assets acquired” and the purchase price consists of approximately $145,000 in transactional costs and approximately $30,000 (21,174 shares at $1.43 per share) worth of shares of the common stock issued to the broker.  Transactional costs include legal, accounting, and appraisal fees. These transactions were effected under Section 4(2) of the Securities Act of 1933, as amended.

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

Recent Event (As restated)

On June 18, 2004, we completed our acquisition of Microwave Power, Inc., a designer, manufacturer and marketer of broadband high power microwave amplifiers. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. The difference between the amount of “net assets acquired” and the purchase price consists of approximately $145,000 in transactional costs and approximately $30,000 (21,174 shares at $1.43 per share) worth of shares of the common stock issued to the broker.  Transactional costs include legal, accounting, and appraisal fees. There was no change in MPI’s management and the Company entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as the Company’s division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to the Company.

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

Intangible Assets

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

Determining the life of the assets with finite lives is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions involve a variety of factors, including future market growth and conditions, forecasted revenues and costs and a strategic review of our business and operations. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In the event we determine that an intangible asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

Existing Technology

Our existing technology is based on a patent issued in 1990, which continues to be the main technology of MPI.  It is a substrate deposition technology that is mature and with no replacement technology forecasted.  Management believes the current useful life of 12 years is appropriate.

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

Item 3.    Controls and Procedures

a)  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Director of Finance concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i)  is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii)  is accumulated and communicated to our management, including our Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

On August 20, 2004, we filed a quarterly report on Form 10-QSB disclosing that we had issued 2,117,362 shares of our common stock to shareholders of MPI for a total consideration of $3,028,000, and 20,090 shares to a business broker in connection with the acquisition of MPI. In that report, the number of shares and the date of the issuance of the shares was incorrectly reported. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. The closing of the acquisition of MPI occurred on June 18, 2004. See Note 2 to the Financial Statements under Part I, Item 1 for a more detailed description of the acquisition.

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

3.1	Certificate of Incorporation (2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement.(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank. (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank. (5)

10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications Inc. and Silicon Valley Bank. (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (8)
10.14	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.15	Employment Agreement with Dr. Marina Bujalti, of MPI, dated June 18, 2004.(8)
10.16	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.17	Interim Lease and Proposed Lease Terms (9)
10.18	Financing Agreement dated July 8, 2004 with Bridge Bank.(10)
31.1	Certification of Chief Executive Officer Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (11)
31.2	Certification of Director of Finance Pursuant to 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of Chief Executive Officer Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (11)
32.2	Certification of Director of Finance Pursuant to 906 of the Sarbanes-Oxley Act of 2002 (11)

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

(9)          Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004 and incorporated herein by reference.

(10)    Filed herewith. Previously filed with the Securities Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004.

(11)    Filed herewith

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

AML Communications, Inc.

Date:	April 18, 2005	/s/ Jacob Inbar
Jacob Inbar
Chairman of the Board, President and Chief Executive Officer

Date:	April 18, 2005	/s/ Susan J. Kelley
Susan J. Kelley, Formerly: Susan J. Fite
Director of Finance and Chief Accounting Officer