Form 10QSB/A
period 2004-09-30
AML COMMUNICATIONS INC
filed 2005-04-18
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A is an amendment to the Form 10-QSB filed by the Registrant on November 15, 2004.

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

Balance Sheet at Sept 30, 2004 (As restated)

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

(As restated – see note 1)

For September 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,820,000
Accounts receivable, net of allowance for doubtful accounts of $43,000 at September 30, 2004	860,000
Inventories, net of inventory reserve of $466,000 at September 30, 2004	1,595,000
Other current assets	109,000
Total current assets	4,384,000

Property and Equipment, at cost	4,148,000
Less: Accumulated depreciation and amortization	(3,481,000)
Property and Equipment, net	667,000
Intangible Assets:
Technologies, net	930,000
Patents	181,000
Customer lists, net	301,000
Trademarks	181,000
Other Assets	35,000
Total Assets	$6,679,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$187,000
Line of Credit	100,000
Current portion of capital lease obligations	84,000
Current Portion of Notes Payable – officers	50,000
Accrued expenses:
Accrued payroll and payroll related expenses	192,000
Accrued income taxes	292,000
Other accrued liabilities	134,000
Total current liabilities	989,000

Notes payable – officers, net of current portion	234,000
Notes payable – investors, net	41,000
Deferred Taxes	11,000
Capital Lease Obligations, net of current portion	24,000
Total liabilities	1,349,000
Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 9,975,866 shares issued and outstanding at Sept 30, 2004.	100,000

Capital in excess of par value	13,369,000
Accumulated deficit	(8,139,000)
Total stockholders’ equity	5,330,000
$6,679,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net sales	$1,882,000	$1,729,000	$4,057,000	$3,277,000
Cost of goods sold	1,097,000	805,000	2,337,000	1,636,000
Gross profit	785,000	924,000	1,720,000	1,641,000

Operating expenses:
Selling, general & administrative	537,000	379,000	947,000	644,000
Research and development	199,000	174,000	382,000	373,000
SAE	736,000	553,000	1,329,000	1,017,000

Profit (loss) from operations	49,000	371,000	391,000	624,000

Other (expense) income, net	(31,000)	14,000	(48,000)	(16,000)
Profit (loss) before provision for income taxes	18,000	385,000	343,000	608,000
Provision for income taxes	—	54,000	—	54,000

Net profit	$18,000	$331,000	$343,000	$554,000

Basic earnings (loss) per common share	$0.00	$0.04	$0.04	$0.07
Basic weighted average number of shares of common stock outstanding	9,976,000	7,832,000	9,064,000	7,831,000

Diluted earnings (loss) per common share	$0.00	$0.03	$0.03	$0.06
Diluted weighted average number of shares of common stock outstanding	11,840,000	9,616,000	10,928,000	9,615,000

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

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the six month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB

Restatement

Subsequent to the issuance of our financial statements for the quarter ended September 30, 2004, our management determined that the current portion of a related notes payable should be reclassified from long term liabilities to current liabilities.

As a result, the financial statements for the period ended September 30, 2004 have been restated.  The significant effect of these restatements is as follows:

•                  Reclassification of related notes payable from long term liabilities to current liabilities

	As previously Reported	Restatement Adjustment	As Restated	Reference

Balance sheet at September 30, 2004:
Current portion of notes payable – officers	—	(50,000)	(50,000)	(1)
Note payable – officers, net of current portion	(276,000)	50,000	(226,000)	(1)

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

The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction. The recipients either received adequate information about us or had access, through other relationships, to such information.”

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
Director of Finance and Principal Accounting Officer