Form 10KSB
period 2005-03-31
AML COMMUNICATIONS INC
filed 2005-06-29
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-27250

AML COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0130894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 AVENIDA ACASO, CAMARILLO, CALIFORNIA	93012 (Zip Code)
(Address of principal executive offices)
(805) 388-1345
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class
Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $8,650,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 17, 2005 was approximately $7,198,511. The per share stock price for computational purposes was $0.95, based on the closing sale price per share for the Registrant’s common stock on the OTC Bulletin Board on June 17, 2005. This value is not intended to be a representation as to the value or worth of the Registrant’s common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant’s common stock outstanding on June 17, 2005 was 10,067,116.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 9, 2005, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

Transitional Business Disclosure Format (Check One). Yes ☐  No ☒

AML Communications, Inc.
Index to Form 10KSB

Introductory Notes—Forward Looking Statements and Certain Terminology

Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Additional Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured and marketed by AML Communications, Inc. for the defense microwave and wireless communications market (AML) and high power microwave amplifiers that are designed, manufactured and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had only one reportable segment in fiscal year ended March 31, 2004.

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

Background

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

Since March 2001, we have concentrated our research and development on defense customers and have expanded our Microwave Integrated Circuits (MIC) facilities.

We believe our future success depends upon our ability to broaden our product offerings, continue to increase our defense microwave customer base, and capture volume product delivery opportunities with good gross margins. While we continually attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay, or eliminate its purchases from us. Such a reduction would have a material adverse effect on our business, results of operations, and financial condition. Additionally, our future depends on our ability to generate new products, mostly as part of a standard line of products (i.e. products we developed that are intended to be sold to many customers).

We believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term develop new products that incorporate advanced features that generate higher gross margins. There is no assurance that we will be able to develop products that will generate higher gross margins, or that we will be able to reduce manufacturing costs.

Business Strategy

The return of Jacob Inbar and the other co-founders in February 2001, resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $7.9 million in fiscal 2005.

Utilizing our extensive knowledge in (MIC) design capabilities, we have expanded the products we offer as part of our full line catalog. Such products are designed for and marketed to the Defense Microwave market. We also utilize the MIC design capabilities toward higher value added products such as subsystems.

Due to the adverse effects of the global downturn in the wireless telecommunications infrastructure spending, we will limit the level of new product introductions to this market to those which will provide adequate margins or those in which potential or existing customers will share the costs of the new product development. Therefore, we do not intend to introduce new products for the Telecom Wireless Market.

On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. MPI was merged into our wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. There was no change in MPI’s management and we entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as our division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to us.

The MPI acquisition was driven by a number of key factors, including:

1)              MPI’s semi-monolithic, gold filled via’s, air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that we believe are complimentary and additive to those available to AML prior to the acquisition.

2)              MPI’s product base addresses higher power and higher frequency sectors of the microwave market. This acquisition was intended to strengthen our product offerings to this market by adding higher power microwave amplifiers.

Markets

We sell our RF/Microwave amplifier products primarily into various segments of the Defense Microwave marketplace. In fiscal 2005, from the AML segment, we derived approximately 76.5% of our revenues from the Defense Microwave market, 0.1% from the PCS and two-way messaging market, and 8.6% from Cellular Coverage Enhancement products. In comparison, in fiscal 2004 we derived approximately 90.8% of our revenues from the Defense Microwave market, 0.1% from the PCS and two-way messaging market, and 9.1% from Cellular Coverage Enhancement products. The MPI segment accounted for 14.8% of our revenues from the Defense microwave and other markets in fiscal 2005.

Defense Microwave Amplifiers.   These hybrid microwave circuits utilizing MIC technology are sold to Defense OEM customers with broadband, microwave frequency, component requirements. These parts typically support applications including surveillance, signal detection, satellite communication, radar, and telemetry. They are used in both the transmission and reception signal paths. The technology permits accurate, reproducible, volume products supporting broad bandwidths and higher frequencies to be designed and manufactured. Moderate volume requirements and custom design requirements characterize this market.

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

Products

AML Communications, Inc. Segment

We designed and/or manufactured during the year low noise and power amplifiers that were sold primarily into the Defense Microwave markets.

Defense Microwave.   We produce standard catalog and custom hybrid microwave amplifiers. We also produce derivative products that are based upon minor modifications of catalog items. The frequencies for these products range from 50kHz to 26GHz. Power levels range from less than one milliwatt to several hundred watts.

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

Two-Way Messaging.   We have developed a range of receive products to support the two-way messaging market. These products include tower mount receive amplifiers, RF power amplifiers, and base station receive multi-couplers. We believe these products offer excellent performance in terms of maximizing receive sensitivity while minimizing the effects of interference from alternative services. We also offer derivative products of our cellular RF power amplifier product line to support the two-way messaging base station transmission requirements.

Our power amplifiers range in price from $500 to over $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation.

Microwave Power, Inc. Segment

Defense Microwave and other.   We manufacture solid state microwave amplifiers operating in the frequency range from to 1 to 40 GHz with output power from 10 mW to 500 W. This proprietary technology is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters and test instrumentation. Most of the units are available either rack mounted or as connectorized modules.

Our transmit power amplifiers range in price from $2,000 to over $45,000 per amplifier, depending upon the technology, complexity, quantity, and implementation. Our receive products range in price from $1,200 to $2,000 per amplifier, depending upon system requirements and implementation.

Customers

AML sells products to wireless and Defense OEM manufacturers worldwide, including Raytheon, Boeing, Lockheed Sanders, Northrop Grumman, Rockwell, ITT, and L3-Communications. We also sell products to wireless network operators such as Cingular Wireless and Verizon Wireless.

MPI sells products to System Integrators primarily in the defense sector and particularly to Specialized Test Equipment Manufacturers. The list of customers includes Northrup Grumman, Boeing, Lockheed Martin, Raytheon, Agilent, Aeroflex, and several National Defense Laboratories.

For the fiscal year ended March 31, 2005, our largest customer was Raytheon, which accounted for approximately 12.8% of net sales. Government of Israel Ministry of Defense was our second largest customer accounting for approximately 8.2% of net sales. For the fiscal year ended March 31, 2004, our largest customer was Raytheon, which accounted for approximately 13.3% of net sales, and DFAS was our second largest customer with approximately 12.4% of net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on acquiring new customers. The acquisition rate for new Defense Microwave customers during fiscal 2005 was approximately 10 new customers per quarter for the AML segment and approximately 4 new customers per quarter for MPI segment, compared to approximately 4 new customers per quarter for AML segment for fiscal 2004. There was only one reportable segment for the fiscal year ended March 31, 2004.

Marketing and Distribution; International Sales

We sell our AML Communications, Inc. products and Microwave Power, Inc. products through a combination of a technically proficient internal sales and marketing resources and a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the Defense microwave markets. Both the internal sales and marketing personnel and the independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the independent sales representatives receive support from our internal sales and marketing personnel, which currently consists of four people.

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products are lengthy, typically ranging from six months to two years. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders, which can be subject to cancellation, postponement, or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

During the fiscal year ended March 31, 2005, international sales were $2.4 million or 28.4% of net sales as compared to $1.0 million or 14.8% of net sales for the fiscal year ended March 2004.

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2005:

	AML		MPI		Total
	(Dollars in thousands)
International sales	$2,145	24.8%	$310	3.6%	$2,455	28.4%
Domestic sales	5,219	60.4	976	11.2	6,195	71.6
Total Sales	$7,364	85.2%	$1,286	14.8%	$8,650	100.0%

AML was the only reportable segment in the fiscal year ended 2004.

Warranty

Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facility in Southern California and our facility in Northern California.

Product Development

We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased efficiency in the RF amplification process as well as seeking to reduce the cost and increase the manufacturing efficiency of new and existing products.

The acquisition of MPI has added to our existing technology, with their semi-monolithic, gold filled via’s, dielectric bridge and microwave-monolithic-ceramic (MMCC) technology processes. Our combined research and development staff consisted of 15 people as of March 31, 2005. Expenditures for research and development amounted to approximately $913,000 in fiscal 2005 and $723,000 in fiscal 2004.

Competition

The Defense Microwave industry is highly competitive. Our main competitors include Teledyne Defense, Miteq, CTT, and Endwave Defense Systems. Although most of the competitors have significantly higher resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to any great degree. We utilize our technological knowledge as well as price to compete effectively. We intend to apply the know-how and technology of MPI towards gaining a technological advantage over our competitors.

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

Manufacturing and Suppliers

Our headquarters and our AML manufacturing facility are located in Camarillo, California. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials we use consist primarily of specialized printed circuit boards, specialized subassemblies, fabricated housings, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

ISO 9001 is a uniform worldwide quality management system standard. Numerous customers and potential customers throughout the world, particularly in Europe, require their suppliers be ISO certified. In addition, many customers require their suppliers to purchase components only from subcontractors that are ISO certified. We are currently in the process of preparing for re-certification of the ISO 9001 standard.

MPI’s manufacturing facility is located in Santa Clara, California. Depending on the specific requirements, we use a combination of three basic technologies: Integration of internally matched GaAs FETs using MICs (Microwave Integrated Circuits), Integration of GaAs Monolithics (MMIC’s) using various techniques, including Multi-Chip Modules, and our own proprietary MMIC (Microwave Monolithic Integrated Circuits) technology. We manufacture in house all the ceramic integrated circuits, both MIC’s and MMIC’s.

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. These single source suppliers consist of Pico Electronics for their power supplies, Johanson Technologies for their ceramic capacitors, Sandvik Osprey LTD for their osprey materials, and NEC and Fujitsu for their semiconductors. Although we did not experience shortages during fiscal year 2005, we have experienced this in the past, and may again in the future, experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

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

The proprietary technologies of our MPI segment and are primarily protected through patent and trade secret protection. As of March 31, 2005, we owned three U.S. issued patents and one foreign patent, and MPI had no patent applications pending. The four patents expire at various dates from May 2007 to

September 2009. Additionally, MPI has two registered trademarks: the MPI Company logo, and the term “MMCC” (monolithic microwave ceramic circuits).

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

Employees

As of March 31, 2005, we had 70 full-time employees, including 15 in research and development; 43 in manufacturing, production engineering, and quality assurance; 8 in administration; and 4 in sales, marketing, order entry, and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

Environmental Regulations

We are subject to federal, state and local governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture, and disposal of toxic or other hazardous substances used to manufacture our products. We believe we are currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on us, suspension of production, alteration of our manufacturing processes, cessation of our operations, or other actions which could materially and adversely affect our business, financial condition, and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our AML administrative, engineering, and manufacturing facility is located in a 25,017 square foot leased building in Camarillo, California. The lease for this space expires in April 2008. Our MPI division leases a 3,868 square foot industrial/office condominium located at 3350 Scott Boulevard in Santa Clara, California. The lease for this space expires in June 2006. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on NASDAQ’s OTC Bulletin Board under the symbol “AMLJ.OB”. Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time. The table below sets forth for the periods indicated the high and low bid prices for the Company’s common stock for the periods it traded on the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The source of the information for the high and low bid prices is the OTC Bulletin Board.

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2004
First quarter	$0.24	$0.20
Second quarter	$0.58	$0.52
Third quarter	$1.50	$1.26
Fourth quarter	$1.87	$1.60
Fiscal year ended March 31, 2005
First quarter	$1.63	$0.65
Second quarter	$1.25	$1.01
Third quarter	$1.32	$0.85
Fourth quarter	$1.43	$1.11

At June 17, 2005 there were approximately 96 holders of record of our common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants, and other factors.

Equity Compensation Plans

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,988,738	$1.00	254,136
Equity compensation plans not approved by security holders	None	None	None
Total	1,988,738	$1.00	254,136

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. For the twelve months ended March 31, 2005, a total of $22,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004.

The following warrants were exercised during the fiscal year ended March 31, 2005:

Notes and Warrants in the name of:	Number of Shares Exercised	Title of Security	Date of Exercise and Issuance of Shares	Payment Received
Oliver Family Trust	8,333	Common Stock	Oct .22, 2004	$2,000
Bob M. Hawkins	27,500	Common Stock	Jan. 13, 2005	$6,600
Gerald M. Starek Trust	16,667	Common Stock	Mar. 08, 2005	$4,000
	52,500			$12,600

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving primarily the defense microwave market. Our business is comprised of two reportable segments, AML, which represented 85.2% of 2005 product revenue, and MPI, which represented 14.8% of 2005 product revenue. We had only one reportable segment, AML, in fiscal 2004.

Our AML segment includes low noise and power amplifiers with frequencies that range from 50kHz to 26GHz. In February 2001, we made a strategic decision to focus our resources on the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $6.6 million in fiscal 2005.

We consider the AML segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Virtually all of our sales and marketing expenses are in the AML segment. The majority of our research and development spending is dedicated to this segment, as well.

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from to 1 to 40 GHz with output power from 10 mW to 500 W. In June 2004, we acquired Microwave Power, Inc. and operate it as a division of AML. The MPI division operates independently, with its own marketing, production, and general management team.

Results of Operations

The following table summarizes our results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2004 and 2005.

For the fiscal year ended March 31, 2005:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense Microwave and other	$6,615	76.5%	$1,286	14.8%	$7,901	91.3%
PCS and wireless messaging	5	0.1	—	—	5	0.1
Cellular, wireless telephony and other	744	8.6	—	—	744	8.6
Total net sales	7,364	85.2%	1,286	14.8%	8,650	100.0%
Cost of goods sold	4,323	49.9	443	5.2	4,766	55.1
Gross profit	3,041	35.1	843	9.8	3,884	44.9
Operating expenses:
Selling, general and administrative	1,701	19.6	368	4.3	2,069	23.9
Research and development	851	9.8	62	0.8	913	10.6
Operating profit	489	5.6	413	4.8	902	10.4
Other (expense), net	(87)	(1.0)	48	0.5	(39)	(0.5)
Profit before income taxes	402	4.6	461	5.3	863	9.9
Income tax expense / (credit)	(72)	(0.8)	—	0.0	(72)	(0.8)
Net profit	$474	5.4%	$461	5.4%	$935	10.8%

For the fiscal year ended March 31, 2004:

	AML
	(Dollars in thousands)
Revenues
Defense Microwave and other	$6,333	90.8%
PCS and wireless messaging	8	0.1
Cellular, wireless telephony and other	635	9.1
Total net sales	6,976	100.0
Cost of goods sold	3,571	51.2
Gross profit	3,405	48.8
Operating expenses:
Selling, general and administrative	1,376	19.7
Research and development	723	10.4
Operating profit	1,306	18.7
Other (expense), net	(75)	1.1
Profit before income taxes	1,231	17.6
Income tax expense	98	1.4
Net profit before cumulative effect of change in accounting principle	1,133	16.2
Cumulative effect of change in accounting principle	120	1.7
Net profit	$1,013	14.5%

AML was the only reportable segment in the fiscal year ended March 31, 2004.

Fiscal Years Ended March 31, 2005 and 2004

Net sales.   Net sales for fiscal 2005 were $8.7 million, compared to $7.0 million in fiscal 2004. The increase in net sales is attributable to continuous growth in the defense sector coupled with revenues from our MPI division. The PCS product line of the AML segment made up $8,000, or 0.1% of net sales in fiscal 2004, decreasing to $5,000 or 0.2% of net sales in fiscal 2005. This decline is due to the economic slow down in the wireless, PCS, and two-way messaging markets. We anticipate that sales of our PCS and two-way messaging products will continue to decrease due to reduced capital expenditures for new equipment by OEM’s and service providers given the current economic conditions within the wireless market. Sales of cellular and other products of the AML segment were $744,000, 8.6% of net sales in fiscal 2005, as compared to $635,000, 9.1% of net sales in fiscal 2004. In general, the global wireless communications market remains weak. MIC sales of the AML segment continue to increase with sales of $6.6 million in fiscal 2005, 76.5% of net sales, compared to $6.3 million in fiscal 2004, 90.8% of net sales. We believe the increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. If defense spending increases, we anticipate that MIC sales will continue to be a significant portion of our revenue. Sales to two customers, Raytheon and Government of Israel Ministry of Defense, represented 12.8% and 8.2% of net sales in 2005, respectively, as compared to sales to two customers, Raytheon and DFAS, which represented 13.3% and 12.4% of net sales in 2004, respectively.

Additionally, on June 18, 2004, we acquired Microwave Power, Inc. (MPI) with the intent of achieving new channels to market and subsequently increase sales in the defense market. Prior to our acquisition of MPI, we had only one reportable segment. The net sales from our MPI segment was $1.3 million, 14.8% of net sales, for fiscal 2005. As with the AML segment, if defense spending increases, we anticipate that MIC sales will continue to be a significant portion of our revenue.

Domestic and international net sales were approximately 71.6% and 28.4% of our net sales, respectively, for the year ended March 31, 2005. For the year ended March 31, 2004, domestic and international net sales were approximately 85.2% and 14.8% of our net sales, respectively. Net sales are attributed to geographic areas based on the location of the customer to which our products are shipped. International net sales primarily consist of sales to customers in Israel, France and Turkey. For the year ended March 31, 2005 as compared to the year ended March 31, 2004, international net sales have increased primarily as a result of the continued growth in the French market following the addition of a new representative in 2004, as well as a general increase in demand in the international market. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those net sales as domestic revenues, we cannot be certain of the extent to which our domestic and international net sales is impacted by the practices of our customers.

Gross profit.   Gross profit for fiscal 2005 was 3.9 million, or 44.9% of net sales, compared to a gross profit in fiscal 2004, of $3.4 million, or 47.1% of net sales. The decrease in margin, as a percentage of sales, can be attributed to more competitive pricing in the MIC product line of our AML segment, which accounts for 76.5% of our net sales. The gross profit for our MPI segment also decreased as a percentage of sales as compared to the prior year. We attribute this decrease to the acquisition process, which caused a reduction in sales and a decrease in manufacturing efficiencies during the quarter ended September 30, 2004. We expect our margins, as a percentage of sales, to maintain in 2006 as in 2005.

Selling, general, and administrative costs.   Selling, general and administrative costs for fiscal 2005 were $2.1 million, or 23.9% of net sales, compared to $1.4 million, or 19.7% of net sales, for fiscal 2004. Of the increase, $368,000 is attributed to MPI’s selling and administrative costs. Salaries and related benefits accounted for $221,000 of the remaining increase, which we believe was a necessary expenditure to retain trained and qualified personnel and to stay competitive with the market. The remaining costs are in direct correlation with maintaining public company reporting requirements. Additionally, our board member fees were reinstated on April 1, 2004, which were waived in previous years due to our economic situation.

Research and development costs.   Research and development costs for fiscal 2005 were $913,000, or 10.6% of net sales, compared to $723,000, or 10.4% of net sales, for the corresponding period in fiscal 2004. Of the increase, $62,000 is attributed to MPI’s engineering costs. The remaining increase is due to salaries and related benefits in connection with increasing our engineering staff by five, and expanding our research and development department so that we may continue to focus on the development of new products. These costs were offset by a reduction in depreciation expenses, as many assets reached full depreciation.

Other expense, net.   Other expense for fiscal 2005 was $39,000, as compared to $75,000 for fiscal 2004. The decrease in expense is due to reduction in interest expense from paying down capital leases and switching from the accounts receivable financing agreement to a more traditional line of credit. The interest expense of $96,000 was offset by interest income of $30,000 from short-term cash investments and by $27,000 of reversals from over-accrued liabilities.

In 2006, we expect total operating expenses to increase, as we continue to invest in infrastructure and new product development. We expect operating expenses generally will increase more slowly than increases in revenue.

Income tax expense.   Tax benefit for the year ended March 31, 2005 was $72,000. For the year ended March 31, 2004, we recorded a provision of $98,000 for income taxes. The California Franchise Tax Board reversed its suspension of the utilization of loss carry forward benefits, so we reversed $90,000 of the $98,000 originally booked. The remaining $8,000 was for AMT taxes for the fiscal year ended March 31, 2004. This $90,000 credit was offset by $18,000 in federal income tax expense for the year ended March 31, 2005.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000. The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at March 31, 2005 was $41,000.

In December 2001, we received a loan of $50,000 from Dr. Tiberiu Mazilu, PhD, an officer and director of the Company. The promissory note called for quarterly interest payments to Dr. Mazilu commencing on September 30, 2002, with the interest payment calculated quarterly and based on the prime interest rate plus 1.25%. The principal amount of the note was due on January 2, 2005 but would become due and payable by the Company immediately upon the consolidation or merger of the Company into another entity, the death of Dr. Mazilu, or the Company’s termination of Dr. Mazilu’s employment with the Company. On November 2, 2004, the Board of Directors approved the early payoff of this note payable and the note was paid in full on November 9, 2004.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%. The total amount remaining on the lease at March 31, 2005 was approximately $13,000.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. For the twelve months ended March 31, 2005, a total of $22,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004.

On November 20, 2001 we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank, which replaced an Accounts Receivable Financing Agreement we had entered into with the bank on November 20, 2000. We paid the bank $7,500 upon execution of the Accounts Receivable Purchase Agreement. Pursuant to the Accounts Receivable Purchase Agreement, the bank had the right (but not the obligation) to purchase receivables from us at 80% of their face value, net of deferred revenue and offsets, if any. In September 2003, we modified our agreement with Silicon Valley Bank. Under the modification agreement, the aggregate amount of all receivables purchased by the bank could not exceed $2,000,000. We were obligated to pay the bank a monthly finance charge which was computed as the greater of $6,500 or 1% above the prime rate, per annum, on the average daily account balance outstanding for the month. We also paid the bank a monthly collateral handling fee of 0.75% per month on the average daily account balance outstanding for the month. The bank refunds to us any amount remaining from paid accounts after deducting the 80% advance, the monthly finance charge, the collateral handling fee and any other adjustments made or fees due pursuant to the Account Receivable Purchase Agreement. The bank may require us to repurchase receivables it has purchased if they remain unpaid after 90 days from the invoice date, if the account debtor has filed (or has filed against it) bankruptcy or other insolvency proceedings, if we breach the Accounts Receivable Purchase Agreement or if the account debtor asserts any claim relating to the receivable.

On July 6, 2004, we terminated our agreement with Silicon Valley Bank and entered into a new financing agreement with Bridge Bank. We incurred a $25,000 early termination fee in connection with the termination of the Receivables Financing agreement with Silicon Valley Bank.

At March 31, 2005, we had a line of credit agreement with Bridge Bank with credit limit of $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. At March 31, 2005 we had an outstanding balance of $80,000 under this agreement. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.00%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances. We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio of at least 1.25 to 1.00 with respect to equipment advances. We were in compliance with these requirements at March 31, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 7, 2005 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 6, 2004, we generally are required to pay a $15,000 fee to the bank. At March 31, 2005, our remaining borrowing capacity was approximately $501,000 available under the accounts receivable agreement and $500,000 available under the equipment financing agreement.

At March 31, 2005, we had $1.6 million in cash and cash equivalents. Our operating activities provided cash of approximately $341,000 in fiscal 2005, primarily as a result of increased revenues, compared to providing cash of $976,000 in 2004. The decrease in net cash provided by operating activities in 2005 as compared to 2004 was mainly due to increase in accounts receivable. For competitive and business expansion reasons, payment terms have been extended for certain domestic and foreign customers. Net cash provided from investing activities amounted to $726,000 in 2005, nearly $1.2 million was received from the MPI acquisition, offset by net capital equipment expenditures of $464,000, as compared to $25,000 net cash provided by investing activities in 2004. Net cash used in financing activities was $456,000 in 2005, $338,000 was the result of the paying off all notes payable and $136,000 used in paying down capital lease obligations, as compared to $219,000 used in financing activities in 2004. This was offset by $18,000 received in connection with the exercising of options and warrants.

We anticipate capital expenditures of approximately $702,000 in fiscal 2006. We believe that funds will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At March 31, 2005, we had a line of credit agreement with Bridge Bank, of which $500,000 may be used for equipment advances at a rate of such prime rate plus 3.5%. At March 31, 2005, our remaining borrowing capacity was $500,000 available under the equipment financing agreement.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2005 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations, including purchase commitments at March 31, 2005, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Payment due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Dollars in Thousands)
Long term lease obligations	—	—	—	—	—
Capital lease obligations	$53	$52	$1	—	—
Operating leases	$665	$242	$406	$17	—
Total contractual cash obligations	$718	$294	$407	$17	—

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; or (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all its accounts receivables which are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

Intangible Assets.   We test intangible assets with indefinite lives for impairment on an annual basis or more frequently if certain events occur. If the assets are considered to be impaired, the impairment to be recognized will be measured by the amount in which the carrying amount exceeds the fair value of the assets. For our intangible assets with finite lives, including our customer lists, existing technology, and patents, we amortize the costs of the assets over their useful lives and assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable. Determining the life of the assets with finite lives is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions involve a variety of factors, including future market growth and conditions, forecasted revenues and costs and a strategic review of our business and operations. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In the event we determine that an intangible asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

Existing Technology.   Our existing technology is based on a patent issued in 1990, which continues to be the main technology of MPI. It is a substrate deposition technology that is mature and with no replacement technology forecasted.

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

•        The ability to integrate potential future acquisitions into our existing operations.

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

As a percentage of total revenues, our net sales to our two largest customers; Raytheon and Government of Israel Ministry of Defense, during the fiscal year ended March 31, 2005 totaled approximately 21.0%, accounting for $1.8 million of our revenues in fiscal 2005. These customers rely on the defense industry for orders and the defense industry relies upon the United States and foreign governments for funding. Changes in funding may occur if there is a change in the current administration or the government reduces defense spending. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

There is a risk that sales from the wireless sector may not repeat. Although we have seen an increase in the revenues generated from the cellular market in the fiscal year ended March 31, 2005, there are no assurances that such an increase indicates a trend or that we will be able to secure any additional orders in the future.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market, or support new or enhanced products successfully, if at all, or on a timely basis. Further, our new products may not gain market acceptance or we may not be able to respond effectively to product announcements by competitors, technological changes, or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

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

Our primary competitors are Teledyne Defense, Miteq, and Endwave Defense Systems. These competitors are much larger than we are and have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of microwave integrated circuits for use by the defense industry however we have no contractual agreement with contractors that requires them purchase minimum quantities with whom we do business and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, as well as the value of your securities, could be materially adversely affected.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include conditions inherent in government contracting and our business such as the timing of cost and expense recognition for contracts, the United States Government contracting and budget cycles, and contract closeouts. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Fluctuations in quarterly results, competition, or announcements of extraordinary events such as acquisitions or litigation may cause revenues to fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline. In addition, there can be no assurance that an active trading market will be sustained for our common stock. The stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many technology companies. These fluctuations, as well as general economic and market conditions may adversely affect the future market price of our common stock.

We may engage in future acquisitions that dilute our stockholders equity and cause us to use cash, incur debt, or assume contingent liabilities.

We completed our acquisition of Microwave Power, Inc. on June 18, 2004. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

•        incur significant unplanned expenses and personnel costs;

•        issue stock, or assume stock option plans that would dilute our current stockholders’ percentage ownership;

•        use cash, which may result in a reduction of our liquidity;

•        incur debt; or

•        assume liabilities.

These purchases also involve numerous risks, including:

•        problems integrating the purchased operations, technologies, personnel or products;

•        unanticipated costs, litigation and other contingent liabilities;

•        diversion of management’s attention from our core business;

•        adverse effects on existing business relationships with suppliers and customers;

•        risks associated with entering into markets in which we have no, or limited, prior experience;

•        unconsummated transactions; and

•        potential loss of our key employees or the key employees of an acquired organizations.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire, or to realize expected benefits of acquisitions that may occur in the future. If this occurs, our business and financial results may be adversely affected.

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

Quantitative and Qualitative Disclosures About Market Risk

We have some risk exposure from interest rates being unfavorable. At March 31, 2005, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AML Communications, Inc.
Camarillo, CA

We have audited the accompanying balance sheet of AML Communications, Inc. as of March 31, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.
KABANI & COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AML Communications, Inc.
Camarillo, California

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of AML Communications, Inc. for the year ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AML Communications, Inc. for the year ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, the Company changed its method of inventory overhead allocation during the year ended March 31, 2004.

/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 4, 2004

AML COMMUNICATIONS, INC.
BALANCE SHEET
AS OF MARCH 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,588,000
Accounts receivable, net of allowance for doubtful accounts of $50,000	1,275,000
Inventories, net	1,730,000
Advances paid to suppliers	16,000
Other current assets	142,000
Total current assets	4,751,000
Property and Equipment:
Property and Equipment, at cost	3,780,000
Less—Accumulated depreciation and amortization	(3,134,000)
Property and Equipment, net	646,000
Intangible assets, net	1,485,000
Deposits	26,000
Total Assets	$6,908,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$196,000
Advances received from customers	52,000
Line of credit, net	80,000
Current portion of capital lease obligations	52,000
Accrued expenses:
Accrued payroll and payroll related expenses	377,000
Accrued federal income taxes	18,000
Other accrued expenses	192,000
Total current liabilities	967,000
Capital lease obligations, net of current portion	1,000
Stockholders’ Equity:
Common stock, $.01 par value: 15,000,000 shares authorized; shares issued and outstanding 10,057,116	101,000
Capital in excess of par value	13,386,000
Accumulated deficit	(7,547,000)
Total stockholders’ equity	5,940,000
Total Liabilities and equity	$6,908,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2005

	For the Year Ended
	March 31, 2004	March 31, 2005
Net sales	$6,976,000	$8,650,000
Cost of goods sold	3,571,000	4,766,000
Gross profit	3,405,000	3,884,000
Operating Expenses:
Selling, general and administrative	1,376,000	2,069,000
Research and development	723,000	913,000
Total operating expenses	2,099,000	2,982,000
Profit from operations	1,306,000	902,000
Other income (expense):
Interest income	1,000	30,000
Interest expense	(124,000)	(96,000)
Other	48,000	27,000
Total other (expense)	(75,000)	(39,000)
Profit before provision for income taxes	1,231,000	863,000
Provision for income taxes	98,000	(72,000)
Net profit before change in method of inventory overhead allocation	$1,133,000	$935,000
Cumulative effect from change in method of inventory overhead allocation	120,000	—
Net profit	$1,013,000	$935,000
Basic earnings per common share before change in method of inventory overhead allocation	$0.14	$0.10
Loss per common share from change in method of inventory overhead allocation	$(0.01)	—
Net earnings available to common shareholders	$0.13	$0.10
Basic weighted average number of shares of common stock outstanding	7,838,000	9,130,000
Diluted earnings per common share before change in method of inventory overhead allocation	$0.12	$0.08
Loss per common share from change in method of inventory overhead allocation	$(0.01)	—
Diluted earnings per common share	$0.11	$0.08
Diluted weighted average number of shares of common stock outstanding	9,362,000	11,028,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2004 AND 2005

						Retained
			Capital in			Earnings/
	Common Stock		Excess of	Treasury Stock		Accumulated
	Shares	Amount	Par Value	Shares	Amount	Deficit	Totals
Balance, March 31, 2003	7,829,456	$73,000	$10,301,000	—	—	$(9,494,000)	880,000
Options Exercised	8,128	—	1,000	—	—	—	1,000
Value of Warrants issued in connection with notes payable	—	—	36,000	—	—	—	36,000
Net Income	—	—	—	—	—	1,013,000	1,013,000
Balance, March 31, 2004	7,837,584	$73,000	$10,338,000	—	—	$(8,481,000)	1,930,000
Adjustments*		5,000	(5,000)			(1,000)	(1,000)
Options Exercised	28,750	1,000	5,000	—	—	—	6,000
Warrants Exercised	52,500	1,000	12,000	—	—	—	13,000
Shares Issued in Connection with MPI Acquisition	2,138,282	21,000	3,036,000	—	—	—	3,057,000
Net Income	—	—	—	—	—	935,000	935,000
Balance, March 31, 2005	10,057,116	101,000	13,386,000	—	—	$(7,547,000)	5,940,000

*                    Reclassification from additional paid-in-capital to common stock at par value of $0.01 for options exercised in fiscal year ended March 31, 2002

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2005

	For the Year Ended
	March 31, 2004	March 31, 2005
Cash Flows from Operating Activities:
Net Profit	$1,133,000	$935,000
Adjustments to reconcile net profit to net cash provided by operating activities:
Debt discount fees	13,000	22,000
Depreciation and amortization	251,000	254,000
Bad debt expense	(2,000)	16,000
Loss (gain) from cumulative effect of change in method of inventory overhead calculation	(120,000)
Loss (gain) on sale of fixed assets	(48,000)	(2,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(54,000)	(518,000)
Inventories	(56,000)	(121,000)
Other current assets	(1,000)	11,000
Other assets	—	184,000
Increase (decrease) in:
Accounts payable	(212,000)	(296,000)
Accrued state income taxes	98,000	(274,000)
Accrued expenses	(26,000)	130,000
Net cash provided by operating activities	$976,000	$341,000
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,000)	(464,000)
Proceeds from the sale of property and equipment	48,000	40,000
Cash received in the MPI acquisition	—	1,150,000
Net cash provided by investing activities	$25,000	$726,000
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,000	5,000
Proceeds from exercise of warrants	—	13,000
Proceeds from line of credit, net	(402,000)	—
Proceeds (payments) notes payable—related parties	245,000	(295,000)
Proceeds (payments) notes payable—investors	43,000	(43,000)
Principal payments on capital lease obligations, net	(106,000)	(136,000)
Net cash provided by (used in) financing activities	(219,000)	(456,000)
Net increase in Cash and Cash Equivalents	782,000	611,000
Cash and Cash Equivalents, beginning of period	195,000	977,000
Cash and Cash Equivalents, end of period	$977,000	$1,588,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$124,000	$96,000
Income Taxes	—	$(72,000)
Debt incurred to purchase equipment	$21,000	—
Unamortized debt discount fees	$22,000	—

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

1. Line of Business

AML Communications, Inc. (the “Company”) is a designer, manufacturer, and marketer of amplifiers and related products that address the defense microwave and wireless communications markets. The Company currently conducts its operations through two reportable segments: (1) amplifiers and related products that are designed, manufactured, and marketed by the Company, and (2) high power microwave amplifiers that are designed, manufactured, and marketed through its division, Microwave Power, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.

Concentration of Cash

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2005, the Company had cash and cash equivalent balances totaling $1,290,000 in financial institutions, which were in excess of federally insured amounts.

Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During fiscal 2005, the Company had sales to two customers that represented 12.8% and 8.2% of net sales, respectively, as compared to fiscal 2004, in which the Company had sales to two customers, which represented 13.3% and 12.4% of net sales, respectively. As of March 31, 2005, these two customers comprised 13.0% and 5.2%, of accounts receivable, respectively.

The Company’s customers are comprised primarily of defense sub contractors, cellular service providers, and original equipment manufacturers (“OEMs”). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2005, international sales were $2.5 million, or 28.4% of net sales, as compared to international sales of $1 million, or 14.8% of net sales in fiscal year ended March 31, 2004.

Revenue Recognition

We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•        Persuasive evidence of an arrangement exists;

•        Delivery has occurred or services have been rendered;

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

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

Inventories include costs of materials, and manufacturing overhead on work in process and finished goods, and consist of the following:

March 31, 2005
Raw materials, net of reserve	$1,043,000
Work in process	425,000
Finished goods	262,000
$1,730,000

The reserve for inventory at March 31, 2005 was $516,000.

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

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

Depreciation and Amortization

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

Included in property and equipment is approximately $83,000 of equipment, which is leased under non-cancelable leases, and accounted for as capital leases, which expire through January 2006. The accumulated depreciation included in the property and equipment for these leases is approximately $63,000.

Depreciation expense for the years ended March 31, 2005 and March 31, 2004 was $254,000 and $251,000 respectively. Included in the accumulated depreciation is the depreciation for capital leases, which amounted to $61,000 as of March 31, 2005.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

March 31, 2005
Machinery and equipment	$2,968,000
Furniture and fixtures	147,000
Leasehold improvements	665,000
$3,780,000

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2005, the Company recognized no impairment.

At March 31, 2005, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(20,000)	$169,000
Existing Technology	961,000	(71,000)	890,000
Customer List	339,000	(94,000)	245,000
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(185,000)	$1,485,000

The Company assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization. Trademarks were assigned as having an indefinite life.

Amortization expense from continuing operation for the year ended March 31, 2005 was $185,000. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount
2006	$216,000
2007	$216,000
2008	$122,000
2009	$103,000
2010	$103,000

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

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

The Company had 1,898,000 of granted stock options and warrants that were exercisable as of March 31, 2005 and 1,524,000 of granted stock options and warrants exercisable at March 31, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended March 31, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$935,000	9,130,000	$0.10
Effect of dilutive securities:
Stock options		1,635,000
Warrants		263,000
Diluted earnings per share:	$935,000	11,028,000	$0.08

Year ended March 31, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders before change in method of inventory overhead allocation	$1,133,000	—	$0.14
Loss per common share from change in method of inventory overhead allocation	(120,000)	—	$(0.01)
Net income available to common shareholders	$1,013,000	7,838,000	$0.13
Effect of dilutive securities:
Stock options and Warrants	—	1,524,000	—
Diluted income available to common stockholders before change in method of inventory overhead allocation	$1,133,000	—	$0.12
Loss per common share from change in method of inventory overhead allocation	(120,000)	—	$(0.01)
Net income available to common shareholders	$1,013,000	9,362,000	$0.11
Diluted earnings per share:	$1,013,000	9,362,000	$0.11

Segments

The Company has two reportable segments consisting of (1) AML Communications, Inc. (“AML”) and (2) the Microwave Power, Inc. (“MPI”). Our AML segment designs, manufactures, and markets amplifiers and related products that address the defense microwave and wireless communications markets. These products are manufactured and sold through operations in Camarillo, California. Our MPI segment designs, manufactures, and markets high power microwave amplifiers. These products are manufactured and sold through operations in Santa Clara, California. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

The following is information for the Company’s reportable segments for the year ended March 31, 2005:

For the year ended March 31, 2005:

	AML	MPI	Unallocated	Total
	(Dollars in Thousands)
Revenue	$7,364	$1,286	—	$8,650
Gross Profit	3,041	843	—	3,884
Depreciation & amortization (includes intangibles)	231	208	—	439
Interest expense	96	—	—	96
Other, net	2,240	174	—	2,414
Profit from continuing operations before tax	$402	$461	—	$863
Identifiable assets	3,196	3,712	—	6,908
Capital Expenditures	437	27	—	464

The Company had one reportable segment for the year ended March 31, 2004.

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

Product Lines

The Company operates as two reportable business segments. The AML segment designs and manufactures RF and microwave, power and low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving the Defense Microwave, Commercial Microwave, and Wireless Communications Markets. The MPI segment manufactures solid state microwave amplifiers. This proprietary technology is especially designed for broadband and high power. Some typical applications

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

include telecommunications, radar, simulators, transmitters and test instrumentation. The revenues earned by each product line are as follows:

For the Fiscal Year Ended March 31, 2005:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense microwave and other	$6,615	76.5%	$1,286	14.8%	$7,901	91.3%
PCS and two-way messaging	5.1		—	—	5.1
Cellular and other	744	8.6	—	—	744	8.6
Total net sales	$7,364	85.2%	$1,286	14.8%	$8,650	100.0%

For the Fiscal Year Ended March 31, 2004:

	AML
	(Dollars in thousands)
Revenues
Defense microwave and other	$6,333	90.8%
PCS and two-way messaging	8	0.1
Cellular and other	635	9.1
Total net sales	$6,976	100.0%

The Company had one reportable segment in the fiscal year ended March 31, 2004.

Research and Development Costs

Research and development costs for fiscal 2005 were $913,000, or 10.6% of net sales, compared to $723,000, or 10.4% of net sales, for the corresponding period in fiscal 2004. Of the increase, $62,000 is attributed our MPI segment’s engineering costs. Research and development costs are charged to expense as incurred.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, notes payable—related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the year ended March 31, 2005. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

For the year ended ended:	March 31, 2004	March 31, 2005
Net income as reported	$1,013,000	$935,000
Less: stock-based compensation expense, net of related tax effects	(109,000)	(71,000)
Pro forma net income	$904,000	$864,000
Basic earnings per share—as reported	$0.13	$0.10
Diluted earnings per share—as reported	$0.11	$0.08
Basic earnings per share—pro forma	$0.12	$0.09
Diluted earnings per share—pro forma	$0.10	$0.07

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	6.0%
Expected life of the options	4.55 years
Expected volatility	117.42%
Expected dividend yield	—

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s fourth quarter of fiscal 2006. The Company is evaluating the impact of the adoption of this standard on its financial statements.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2005 and 2004 were $60,000 and $28,000, respectively.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

2. Summary of Significant Accounting Policies (Continued)

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

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company will evaluate the impact of this standard on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.” EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

3. Debt and Lease Commitments

Accounts Receivable Financing

At March 31, 2005, we had a line of credit agreement with Bridge Bank with credit limit of $1,500,000, of which $1,000,000 may be used for cash advances against accounts receivables and $500,000 may be used for equipment advances. At March 31, 2005 we had an outstanding balance of $80,000 under this agreement. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 4.00%, plus 2.0% with respect to cash advances and a rate of such prime rate plus 3.5% with respect to equipment advances. We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

3. Debt and Lease Commitments (Continued)

coverage ratio of at least 1.25 to 1.00 with respect to equipment advances. We were in compliance with these requirements at March 31, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 7, 2005 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 6, 2004, we generally are required to pay a $15,000 fee to the bank. At March 31, 2005, our remaining borrowing capacity was approximately $501,000 available under the accounts receivable agreement and $500,000 available under the equipment financing agreement.

Capital and Operating Lease Obligations

The Company leases its office space, manufacturing facility and certain equipment under long-term operating leases expiring at various dates from June 2006 through April 2008. Total rent expense under these operating leases was approximately $244,000 and $146,000 during the years ended March 31, 2005 and 2004, respectively. Included in property and equipment is approximately $110,000 of equipment, which is leased under non-cancelable leases, accounted for as capital leases, which expire through January 2006. The effective interest rate for these leases range from 8.6% to 15.0%. The accumulated depreciation under capital leases amounted to $61,000 as of March 31, 2005.

Total minimum lease payments under the above leases are as follows:

	Capital Leases	Operating Leases	Total
Year ending March 31,
2006	52,000	242,000	294,000
2007	1,000	208,000	209,000
2008	—	198,000	198,000
2009	—	17,000	17,000
2010	—	—
Thereafter	—	—	—
	$53,000	$665,000	$718,000
Less—Amount representing interest	—
Present value of minimum lease payments	$53,000
Less—Current portion	(52,000)
	$1,000

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

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

4. Income Taxes (Continued)

The components of the income tax provision for the years ended March 31, 2004 and 2005, were as follows:

	March 31, 2004	March 31, 2005
Current	$98,000	$(72,000)
Deferred	—	325,000
Change in Valuation Allowance		(325,000)
	$98,000	$(72,000)

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2004 and 2005 are as follows:

	March 31, 2004		March 31, 2005
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory federal rate	$378,000	34.0%	$278,000	34.0%
State income taxes, net of federal income tax	98,000	8.0	(97,000)	(11.8)
Effect of permanent differences	2,000	0.2	64,000	7.8
Change in valuation allowance	(380,000)	(34.2)	(325,000)	(39.7)
Other	—	—	8,000	0.9
	$98,000	8.0%	$(72,000)	(8.8)%

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

A detail of the Company’s deferred tax assets and liabilities as of March 31, 2005 follows:

Deferred Tax Assets and liabilities	Balance
Inventory reserves	$137,000
Allowance for doubtful accounts	20,000
Accrued vacation	64,000
Accrued warranty and customer support	8,000
Other	(35,000)
General tax credit carry-forwards	1,374,000
Net operating loss carry-forwards	3,242,000
Depreciation	(135,000)
4,675,000
Valuation allowance	(4,675,000)
Total	$—

As of March 31, 2005, the Company had federal net operating loss carry-forwards of approximately $10 million, expiring at various dates through 2024.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2003	1,866,497	$1.83
Granted	210,300	0.59
Exercised	(8,125)	.20
Canceled	(205,059)	1.02
Outstanding at March 31, 2004	1,863,613	$1.79
Granted	192,000	1.38
Exercised	(28,750)	.18
Canceled	(38,125)	.87
Outstanding at March 31, 2005	1,988,738	$1.00
Exercisable at March 31, 2005	1,634,000	$1.01

The weighted average fair value for options granted during each year was $0.96 and $0.53 for fiscal 2005 and fiscal 2004, respectively.

The number of common stock options available for grant as of each year was 254,136 for fiscal 2005 and 408,010 for fiscal 2004.

Options outstanding at March 31, 2005 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 – $ 0.50	344,750	7.92	$0.15	270,500	$0.15
$0.51 – $ 1.00	1,320,375	6.67	$0.90	1,216,843	$0.91
$1.01 – $ 2.00	237,925	7.79	$1.45	51,700	$1.69
$2.01 – $ 5.00	47,250	4.75	$3.24	47,250	$3.24
$5.01 – $15.75	48,438	1.63	$9.69	48,438	$9.69
$0.11 – $15.75	1,988,738	6.68	$1.11	1,634,731	$1.14

GRANTED

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2005 and 2004: dividend yields

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

5. Stockholders’ Equity (Continued)

of 0% and 0%, respectively; expected volatility of 99% and 160%, respectively; risk-free interest rates of 4.42% and 2.9%, respectively; and expected lives of 4.55 and 4.83, respectively. The weighted-average fair value of options granted during the year ended March 31, 2005 for which the exercise price equals the market price on the grant date was $1.00, and the weighted-average exercise price was $1.40.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Warrants

In connection with the renewal of the Company’s accounts receivable financing facility through Silicon Valley Bank in November 2000, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company’s common stock at $2.1875 per common share and recorded a charge of $59,000 for the year ended March 31, 2001. These warrants expire in November 2007, and as of March 31, 2005, none of the shares related to these warrants have been exercised.

In connection with the March 2001 private placement of $500,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 40,000 shares of our common stock at a price of $1.125. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March 2006, and as of March 31, 2005, none of the shares related to this warrant have been exercised.

In connection with the September 2001 private placement of $100,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 8,000 shares of our common stock at a price of $0.65. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in September 2006 and as of March 31, 2005, none of the shares related to this warrant have been exercised.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. For fiscal year ended March 31, 2005, a total of $22,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004. As of March 31, 2005, 52,500 shares related to these warrants have been exercised.

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

7. Employee Benefit Plan

The Company has a defined contribution 401(k) employee retirement plan (the “Plan”). Under the terms of this Safe Harbor Plan, (covering the period of 4/1/05 to 3/31/06) the Qualified Matching Contribution is defined as follows: The matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for the plan year, fiscal year ended March 31, 2006. The pay may be restricted to the annual pay limit announced by the IRS*. (* This limit will be adjusted to reflect any annual cost-of living increases announced by the IRS.) All eligible employees may participate in this plan. After meeting the three-month minimum of employment with the Company, employees become eligible and may choose to enroll at the next quarterly open enrollment.

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

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. For the year ended March 31, 2005, a total of $22,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004.

10. Acquisition of Microwave Power, Inc.

On May 25, 2004, the Company signed a definitive agreement for the acquisition of Microwave Power, Inc. (“MPI”), which was completed on June 18, 2004. MPI was merged into the Company’s wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was

AML COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2005

10. Acquisition of Microwave Power, Inc. (Continued)

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

The Microwave Power, Inc. (MPI) acquisition was driven by a number of key factors, including:

1.)           MPI’s semi-monolithic, gold filled via’s, air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that the Company believes are complimentary and additive to those available to AML prior to the acquisition.

2.)           MPI’s product base addresses higher power and higher frequency sectors of the microwave market. This acquisition is intended to strengthen the Company’s product offerings to this market by adding higher power microwave amplifiers.

A summary of the condensed balance sheet of MPI as of June 18, 2004 is as follows:

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

Consolidated pro forma results of operations as if the Company had acquired MPI as of March 31, 2005 and 2004 are as follows:

Microwave Power Inc. (“MPI”)	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Revenue	$8,904,000	$8,733,000
Net Income	926,000	1,573,000
Basic and diluted earnings per share	$0.10	$0.20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 2004, Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) resigned as our independent registered public accounting firm, effective immediately. On September 30, 2004, our Audit Committee approved the engagement of Kabani & Company, Inc. as our independent registered public accounting firm for the fiscal year ending March 31, 2005.

The report issued by SLGG in connection with our financial statements for each of our two most recent fiscal years ended March 31, 2004, and March 31, 2003, did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except the report of the financial statements for us for the year ended March 31, 2003 which contained a paragraph expressing substantial doubt regarding our ability to continue as a going concern.

During the our two most recent fiscal years ended March 31, 2004, and March 31, 2003, and the later interim period preceding the resignation of SLGG on September 30, 2004, there have been no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B), if not resolved to the satisfaction of SLGG, would have caused SLGG to make a reference to the subject matter of such disagreement in connection with its reports, and there occurred no events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the our two most recent fiscal years ended March 31, 2004 and March 31, 2003, and the later interim period through the date of our engagement with Kabani & Company, Inc. on September 30, 2004, neither we nor anyone on our behalf consulted with Kabani & Company, Inc. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURE

(a)   Evaluation of disclosure controls and procedures.   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Director of Finance concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosures.

(b)   Changes in internal controls over financial reporting.   There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on September 9, 2005.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on September 9, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the information under the caption “Principal Stockholders” in the Company’s definitive proxy statement for the 2005 Annual Meeting of the Stockholders to be held on September 9, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held on September 9, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)                               The following are attached as Exhibits to this Form 10-KSB:

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)

10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(8)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(8)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004.(8)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.16	Interim Lease and Proposed Lease Terms(9)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(10)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(11)*
23.1	Consent of Independent Registered Public Accounting Firm(12)
31.1	Certification by the Chief Executive Officer(12)
31.2	Certification by the Director of Finance(12)
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act(12)

(1)          Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the company’s Form 10KSB for the fiscal year ended March 31, 2004.

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

(8)          Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(9)          Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004 and incorporated herein by reference.

(10)   Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(11)   Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated September 1, 2004 and incorporated herein by reference.

(12)   Filed herewith.

*                    Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2005 and March 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” include fees related to (or paid for) in the fiscal year ended March 31, 2005 and fees related to fiscal year ended March 31, 2004. Included in the “Audit Related Fees” for the fiscal year ended March 31, 2004, is $21,000 for audit services directly related to the Microwave Power Inc, (“MPI”) acquisition. Additionally, there were $70,000 in audit fees directly related to the MPI acquisition during fiscal year ended March 31, 2005, which were capitalized acquisition costs and included in the Purchase Price Allocation.

		For the period ending
		March 31, 2005	March 31, 2004
(i)	Audit fees	$73,000	$46,000
(ii)	Audit related fees	34,000	25,000
(iii)	Tax fees	—	—
(iv)	All other fees	2,000	2,000
		$109,000	$73,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.
By:	Jacob Inbar, President and Chief Executive Officer	Dated: June 29, 2005

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob Inbar and Susan Kelley, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACOB INBAR	President, Chief Executive Officer and	June 29, 2005
Jacob Inbar	Chairman of the Board
/s/ TIBERIU MAZILU	Vice President-Engineering and	June 29, 2005
Tiberiu Mazilu	Director
/s/ EDWIN J. MCAVOY	Secretary, Vice President-Sales, and	June 29, 2005
Edwin J. McAvoy	Director
/s/ SUSAN KELLEY	Director of Finance and Principal	June 29, 2005
Susan Kelley	Accounting Officer
/s/ DAVID A. DERBY	Director	June 29, 2005
David A. Derby
/s/ RICHARD W. FLATOW	Director	June 29, 2005
Richard W. Flatow
/s/ GERALD M. STAREK	Director	June 29, 2005
Gerald M. Starek