Form 10KSB/A
period 2005-03-31
AML COMMUNICATIONS INC
filed 2005-07-07
CIK 1003640

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

Transitional Business Disclosure Format (Check One). Yes ☐  No ☒

AML Communications, Inc.
Index to Form 10KSB

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-KSB/A for the year ended March 31, 2005 is being filed solely for the purpose of correcting an omission in the date on the Report of Independent Registered Public Accounting Firm from Kabani & Company, Inc. and adding consent from Kabani & Company, Inc. to the incorporation by reference in our previously filed registration statements on Form S-3 and Form S-8 of its report, dated May 6, 2005, for the year ended March 31, 2005, of the original Form 10-KSB filed on June 29, 2005.

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

Huntington Beach, California
May 6, 2005

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

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)

10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(8)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(8)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004.(8)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.16	Interim Lease and Proposed Lease Terms(9)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(10)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(11)*
23.1	Consent of Independent Registered Public Accounting Firm SLGG(12)
23.2	Consent of Independent Registered Public Accounting Firm, Kabani & Company, Inc.(12)
31.1	Certification by the Chief Executive Officer(12)
31.2	Certification by the Director of Finance(12)
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act(12)

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

AML Communications, Inc.
By:	Jacob Inbar, President and Chief Executive Officer	Dated: July 7, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACOB INBAR	President, Chief Executive Officer and	July 7, 2005
Jacob Inbar	Chairman of the Board
*	Vice President-Engineering and	July 7, 2005
Tiberiu Mazilu	Director
*	Secretary, Vice President-Sales, and	July 7, 2005
Edwin J. McAvoy	Director
/s/ SUSAN KELLEY	Director of Finance and Principal	July 7, 2005
Susan Kelley	Accounting Officer
*	Director	July 7, 2005
David A. Derby
*	Director	July 7, 2005
Richard W. Flatow
*	Director	July 7, 2005
Gerald M. Starek

*By:	/s/ JACOB INBAR
Jacob Inbar, Attorney-in-fact July 7, 2005