Form 10QSB
period 2005-06-30
AML COMMUNICATIONS INC
filed 2005-08-12
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

or

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

Common Stock Outstanding as of August 8, 2005: 10,077,866 shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

June 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,007,000
Accounts receivable, net of allowance for doubtful accounts of $55,000	1,197,000
Inventories, net	1,739,000
Other current assets	101,000
Total current assets	5,044,000

Property and Equipment, at cost	4,174,000
Less: Accumulated depreciation and amortization	(3,207,000)
Property and Equipment, net	967,000
Intangible Assets:
Technologies, net	871,000
Patents	163,000
Customer lists, net	216,000
Trademarks	181,000
Other Assets	21,000
Total Assets	$7,463,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$75,000
Accounts payable	555,000
Current portion of capital lease obligations	25,000
Accrued expenses:
Accrued payroll and payroll related expenses	338,000
Accrued income taxes	(1,000)
Other accrued liabilities	280,000
Total current liabilities	1,272,000

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,067,116 shares issued and outstanding at June 30, 2005.	101,000

Capital in excess of par value	13,389,000
Accumulated deficit	(7,299,000)
Total stockholders’ equity	6,090,000
Total liabilities and stockholder’s equity	$7,463,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended
	June 30,	June 30,
	2005	2004

Net sales	$2,486,000	$2,174,000
Cost of goods sold	1,346,000	1,240,000
Gross profit	1,140,000	934 ,000

Operating expenses:
Selling, general & administrative	603,000	409,000
Research and development	283,000	183,000
	886,000	592,000
Income from operations	254,000	342,000

Other income (expense), net	3,000	(16,000)
Income before provision for income taxes	257,000	326,000

Provision for income taxes	8,000	—

Net income	$249,000	$326,000

Basic earnings per common share	$0.02	$0.04
Basic weighted average number of shares of common stock outstanding	10,066,000	8,143,000
Diluted earning per common share	$0.02	$0.03
Diluted weighted average number of shares of common stock outstanding	12,009,000	9,709,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Month Periods Ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities:
Net Income	$249,000	$326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount fees	—	4,000
Depreciation and amortization	74,000	64,000
Bad debt expense	5,000	5,000
Inventory Reserves	23,000	122,000
Other assets - Intangibles	54,000	23,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	89,000	(141,000)
Inventories	(32,000)	(97,000)
Other current assets	45,000	(24,000)
Increase (decrease) in:
Accounts payable	308,000	(303,000)
Accrued state income taxes	(19,000)
Accrued expenses	48,000	52,000
Net cash provided by operating activities	844,000	31,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(394,000)	(84,000)
Cash received in the MPI acquisition	—	1,150,000
Net cash (used in) provided by investing activities	(394,000)	1,066,000

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	3,000	—
Proceeds from line of credit, net	(5,000)	(265,000)
Proceeds from notes payable - investors	—	(22,000)
Principal payments on capital lease obligations, net	(29,000)	(35,000)
Net cash used in financing activities	(31,000)	(322,000)

Net increase in Cash and Cash Equivalents	419,000	775,000
Cash and Cash Equivalents, beginning of period	1,588,000	977,000
Cash and Cash Equivalents, end of period	$2,007,000	$1,752,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,000	$21,000
Income Taxes	8,000	—

Unamortized debt discount fees	$—	$17,542

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.             Basis of Presentation

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured and marketed by AML Communications, Inc. for the defense microwave and wireless communications market (AML) and high power microwave amplifiers that are designed, manufactured and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had two reportable segments in June 2004.  However, we only had the MPI segment for 12 days in the three month period ended June 30, 2004.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2005 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

The Company had approximately 1,943,000 of granted stock options and warrants that were exercisable as of June 30, 2005 and approximately 1,566,000 of granted stock options and warrants exercisable at June 30, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	249,000	10,066,000	$0.02
Effect of dilutive securities:
Stock options		1,943,000
Diluted earnings per share:	249,000	12,009,000	$0.02

Three months ended June 30, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	326,000	8,143,000	$0.04
Effect of dilutive securities:
Stock options		1,566,000
Diluted earnings per share:	326,000	9,709,000	$0.03

3.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

June 30, 2005

Raw material, net of reserve	$1,048,000
Work-in-process	494,000
Finished goods	197,000
$1,739,000

The reserve for inventory at June 30, 2005 was $539,000.

4.             Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended June 30 2005, the Company recognized no impairment.

At June 30, 2005, intangibles consist of the following:

		June 30, 2005
Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(26,000)	$163,000
Existing Technology	961,000	(90,000)	871,000
Customer List	339,000	(123,000)	216,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(239,000)	$1,431,000

Due to the acquisition of MPI in the quarter ended June 30, 2004, we recorded the intangible assets above. We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization.  The value assigned to trademarks, which have an indefinite life, should not be amortized.

Amortization expense from continuing operation for quarter ended June 30, 2005 was $54,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2006	$216,305
2007	$216,305
2008	$122,200
2009	$103,379
2010	$103,379

5.             Accounts Receivable Financing

At June 30, 2005, we had a line of credit agreement with Bridge Bank. On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at June 30, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2005 we had an outstanding balance of $75,000 under this agreement and our remaining borrowing capacity was approximately $511,000 available under the accounts receivable agreement and $500,000 available under the equipment financing agreement.

6.             Equity Transactions

During quarter, the Board of Directors granted stock options of 105,000 shares as employee compensation.  The options prices range from $1.05 to $1.07 per share.

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the three month period ended June 30, 2005 and June 30, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Three Month Periods Ended
	June 30, 2005	June 30, 2004

Net income as reported	$249,000	$326,000
Less: stock-based compensation expense, net of related tax effects	(47,000)	(26,000)
Pro forma net income	$202,000	$300,000

Basic earnings per share - as reported	0.02	0.04
Diluted earnings per share - as reported	0.02	0.03
Basic earnings per share - pro forma	0.02	0.03
Diluted earnings per share - pro forma	0.01	0.03

7.             Related Party

During the quarter ended June 30, 2005, the Company paid approximately $13,000 to the previous stockholders of MPI in connection with the property rent for the premises located in Santa Clara.

On August 1, 2005 we entered into a new Commercial Lease Agreement with Microwave Holdings, LLC for the premises located at 3350 Scott Blvd., Bldg: 25, in Santa Clara, California. The term of the lease is August 1, 2005 to September 19, 2006 at a monthly rate of $5,000.00.

8.             Listing History

Our common stock currently trades on NASDAQ’s OTC Bulletin Board under the symbol “AMLJ.OB”. Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time.  The Company was de-listed from NASDAQ because of its failure to meet the $1.00 minimum bid price requirement.

9.             Acquisitions

On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. MPI was merged into our wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. There was no change in MPI’s management and we entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as our division from its facility in Santa Clara, which is owned by MPI’s prior shareholders and leased to the us.

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

The following is information for the Company’s reportable segments for the three months periods ended June 30, 2005:

For the three months ended June 30, 2005

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$1,893	$593	—	$2,486

Gross Profit	774	366	—	1,140
Depreciation & amortization (includes intangibles)	66	62	—	128

Interest expense	6	—	—	6

Other, net	628	121	—	749
Profit from continuing Operations before tax	$74	$183	—	$257

Identifiable assets	$3,505	$3,958	—	$7,463

Capital Expenditures	$394	—	—	$394

For the three months ended June 30, 2004

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$2,098	$76	—	$2,174

Gross Profit	878	56	—	934
Depreciation & amortization (includes intangibles)	63	1	—	64

Interest expense	21	—	—	21

Other, net	491	32	—	523
Profit from continuing Operations before tax	$303	$23	—	$326

Identifiable assets	$3,094	$3,507	—	$6,601

Capital Expenditures	$437	$27	—	$464

We had two reportable segments in the three months ended June 30, 2004.  However, we only had the MPI segment for 12 days of the three month period ended June 30, 2004.

11.          Major customers and vendors

Two customers provided 30% and 38% of net revenue for the three months ended June 30, 2005 and 2004, respectively. Total accounts receivable due from these customers was approximately $274,000 and $368,000 as of June 30, 2005 and 2004 respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Two vendors accounted for 27% and 34% of the Company’s net purchases for the three months ended June 30, 2005 and 2004, respectively. Total accounts payable due to these vendors was $19,000 and $12,000 as of ended June 30, 2005 and 2004, respectively.

12.          Subsequent Event

On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay and early termination fee of 1.0% of the Credit Facility amount.

On August 1, 2005 we entered into a new Commercial Lease Agreement with Microwave Holdings, LLC for the premises located at 3350 Scott Blvd., Bldg: 25, in Santa Clara, California. The term of the lease is August 1, 2005 to September 19, 2006 at a monthly rate of $5,000.00.

13.          Reclassifications

Certain comparative amounts have been reclassified to conform with the current year’s presentation.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Some of the statements made by us in this Quarterly Report on Form 10-QSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Additional Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

Overview

We are based in southern California and design, manufacture and market Radio Frequency (RF) and Microwave power and low noise amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and wireless communications markets. Our defense industry products, which represents approximately 90% of our sales, are used in communications and radar equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. Our wireless products consist of an array of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers.  These products, representing approximately 10% of our sales, are sold to cellular operators and to original equipment manufactures. The demand for products manufactured by us and used in the defense industry has been growing during the last 2 years and is expected to continue to grow in the near to medium term. This growth is attributable to an increase in demand for our products by government prime contractors, as well as to our strategy to acquire market share.  The demand for wireless products has seen a recent increase due to the competition among cellular operators and original equipment manufactures to provide improved products and services. The acquisition of MPI was part of a strategic move to complement the existing AML product line and expand our technology base. We will continue to operate MPI from the current facility in Santa Clara, with the current management in place, but plan to unify the website of MPI with our website.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net sales.  Net sales for the three months ended June 30, 2005 were $2.48 million, as compared to net sales of $2.17 million for the three months ended June 30, 2004, an increase of $310,000 or 14%.  The increase in net sales is attributable to having MPI for 91 days in the quarter ended June 30, 2005, as compared to having MPI for only 12 days in the quarter ended June 30, 2004. Defense related MIC products accounted for $2.45 million, or 98.4% of net sales for the three months ended June 30, 2005, compared to $1.7 million or 79.6% of net sales for the three months ended June 30, 2004. The cellular and wireless messaging market produced only $40,000, or 1.6% of net sales for the three months ended June 30, 2005, as compared to $431,000, or 20.5% of net sales for the three months ended June 30, 2004.

Gross profit.  Gross profit for the three months ended June 30, 2005 was $1.1 million, or 45.8% of net sales, compared to a gross profit of $934,000, or 42.9% of net sales for the three months ended June 30, 2004. Gross profit, as a percentage of net sales, increased due to reductions in direct material costs.  Direct material costs vary from month to month, due to the product mix. Our products are customer specific and therefore, the material content for these units will vary.

Selling, general and administrative costs.  Selling, general, and administrative costs were $603,000, or 24.2% of net sales, for the three months ended June 30, 2005, compared to $409,000, or 18.8% of net sales, for the three months ended June 30, 2004. Of the $194,000 increase, $119,000 is attributable to having MPI for 91 days in the quarter ended June 30, 2005, as compared to having MPI for only 12 days in the quarter ended June 30, 2004. Additionally, we incurred a $54,000 in increases for legal and audit fees, which were directly related to maintaining the MPI division.  There was also an increase in spending of $15,000 for consulting fees in connection with investor relations and $9,000 increase in expense for Sarbanes Oxley requirements.

Research and development costs.  Research and development costs were $283,000, or 11.4% of net sales, for the three months ended June 30, 2005, as compared to $183,000, or 8.4% of net sales, for the three months ended June 30, 2004. Of the $100,000 increase, $30,000 is attributable to having MPI for 91 days in the quarter ended June 30, 2005, as compared to having MPI for only 12 days in the quarter ended June 30, 2004. For the AML division, salaries and related benefits increased by $70,000 due to the expansion of the research and development staff, which includes five new engineers.

Other income, net.  Other income was $3,000 for the three months ended June 30, 2005, as compared to other expense of $16,000 for the three months ended June 30, 2004.  We had $9,000 in interest income, offset by $6,000 in interest expense for the three months ended June 30, 2005. The decrease in interest expense is attributed to paying down our capital leases and switching from the Receivables Financing Agreement to a more traditional line of credit. For the three months ended June 30, 2004, interest expense was $21,000, offset by $1,000 of interest income plus $4,000 in proceeds for the sale of assets.

Provision for income taxes. For the three months ended June 30, 2005, we recorded a provision of $4,500 for federal AMT taxes and a provision of $3,800 for state AMT taxes, as compared to the three months ended June 30, 2004, where we recorded no provision due to the loss carry-forward benefits.

Net profit.  Net profit was $249,000, or $0.02 per share, for the three months ended June 30, 2005, compared to a net profit of $326,000, or $0.04 per share, for the three months ended June 30, 2004.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000.  The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%.  The total amount remaining on the leases at June 30, 2005 was $17,000.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%. The total amount remaining on the lease at June 30, 2005 was approximately $8,000.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding.  The per share exercise price of the warrants is $0.24.  The warrants expire five years from the date of issuance.  We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004. As of June 30, 2005, the number of warrants exercised was 52,500.

At June 30, 2005, we had a line of credit agreement with Bridge Bank. On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at June 30, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2005 we had an outstanding balance of $75,000 under this agreement and our remaining borrowing capacity was approximately $511,000 available under the accounts receivable agreement and $500,000 available under the equipment financing agreement.

At June 30, 2005, we had $2.0 million in cash and cash equivalents. For the three months ended June 30, 2005, our operating activities provided cash of approximately $844,000, compared to providing cash of 31,000 for the three months ended June 30, 2004. Of the $844,000 of cash provided by operating activities, $480,000 was provided by AML’s operating activities and $364,000 was provided by MPI’s operating activities. Net cash used in investing activities, for the acquisition of production equipment, amounted to $394,000 for the three months ended June 30, 2005, as compared to $1.1 million net cash provided by investing activities during the three months ended June 30, 2004, a result of MPI acquisition in which $1.2 million received and offset by net capital equipment expenditures of $84,000. Net cash used in financing activities was $31,000 for the three months ended June 30, 2005, $29,000 was the result of the paying down capital lease obligations, $5,000 was used to pay down our receivables line of credit, offset by $3,000 in proceeds from options being exercised, as compared to $322,000 used in financing activities for the three months ended June 30, 2004, of which $265,000 was a result of paying down our balance on our accounts receivable financing with Silicon Valley Bank, $35,000 in payments on lease obligations and $22,000 in payments on Notes Payable.

We anticipate capital expenditures of approximately $702,000 in fiscal 2006. We believe that funds will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At June 30, 2005, we had a line of credit agreement with Bridge Bank, of which $500,000 may be used for equipment advances at a rate of such prime rate plus 3.5%. At June 30, 2005, our remaining borrowing capacity was $500,000 available under the equipment financing agreement.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2005 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not applicable

Item 6.   Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By:	Jacob Inbar, President and
	Chief Executive Officer	Dated: August 12, 2005

EXHIBIT INDEX

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation (1)

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Form of Indemnity Agreement (2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership (3)
10.3	Intellectual Property Security Agreement (4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank (5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (8)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.14	Interim Lease and Proposed Lease Terms (9)
10.15	Financing Agreement dated July 8, 2004 with Bridge Bank (10)
10.16	Enterprise Agreement Number 4627 dated August 26, 2004 (11) *
10.17	Business Financing Modification Agreement with Bridge Bank, dated July 27, 2005(12)
10.18	Commercial Lease between the Company and Microwave Holdings, LLC dated August 1, 2005(12)
10.19*	Purchase Order from Raytheon Space and Airborne Systems dated September 5, 2004, as amended (12)
31.1	Certification by the Chief Executive Officer (12)
31.2	Certification by the Director of Finance (12)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (12)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act (12)

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the company’s Form 10KSB for the fiscal year ended March 31, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 No. 33-99102-LA and incorporated herein by reference.

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