Form 10QSB
period 2005-09-30
AML COMMUNICATIONS INC
filed 2005-11-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        September 30, 2005

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 4, 2005: 10,096,116 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AML Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

September 30,
2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,111,000
Accounts receivable, net of allowance for doubtful accounts of $60,000	1,325,000
Inventories, net	1,655,000
Other current assets	133,000
Total current assets	5,224,000

Property and Equipment, at cost	4,197,000
Less: Accumulated depreciation and amortization	(3,263,000)
Property and Equipment, net	934,000
Intangible Assets:
Technologies, net	850,000
Patents	158,000
Customer lists, net	188,000
Trademarks	181,000
Other Assets	19,000
Total Assets	$7,554,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$334,000
Accounts payable	320,000
Current portion of capital lease obligations	12,000
Accrued expenses:
Accrued payroll and payroll related expenses	306,000
Accrued income taxes	(3,000)
Other accrued liabilities	120,000
Total current liabilities	$1,089,000

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,096,116 shares issued and outstanding.	101,000

Capital in excess of par value	13,403,000
Accumulated deficit	(7,039,000)
Total stockholders’ equity	6,465,000
Total liabilities and stockholder’s equity	$7,554,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net sales	$2,542,000	$1,882,000	$5,028,000	$4,057,000
Cost of goods sold	1,420,000	1,097,000	2,766,000	2,337,000
Gross profit	1,122,000	785,000	2,262,000	1,720,000

Operating expenses:
Selling, general & administrative	545,000	537,000	1,148,000	947,000
Research and development	316,000	199,000	599,000	382,000
Total operating expenses	861,000	736,000	1,747,000	1,329,000

Income from operations	261,000	49,000	515,000	391,000

Other income (expense), net	5,000	(31,000)	8,000	(48,000)
Income before provision for income taxes	266,000	18,000	523,000	343,000
Provision for income taxes	8,000	—	16,000	—

Net income	$258,000	$18,000	$507,000	$343,000

Basic earnings per common share	$0.03	$0.00	$0.05	$0.04
Basic weighted average number of shares of common stock outstanding	10,082,000	9,976,000	10,074,000	9,064,000
Diluted earnings per common share	$0.02	$0.00	$0.04	$0.03
Diluted weighted average number of shares of common stock outstanding	12,016,000	11,840,000	12,008,000	10,928,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Month Periods Ended
	September 30,	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$507,000	$343,000
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount fees	—	9,000
Depreciation	159,000	119,000
Bad debt expense	10,000	9,000
Inventory Reserves	(53,000)	132,000
Amortization	108,000	76,000
Loss (Gain) on sale of fixed assets	(1,000)	30,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(44,000)	(80,000)
Inventories	128,000	(118,000)
Other current assets	16,000	35,000
Increase (decrease) in:
Accounts payable	73,000	(375,000)
Accrued income taxes	(21,000)	—
Accrued expenses	(142,000)	(59,000)
Net cash provided by operating activities	$740,000	$121,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(447,000)	(345,000)
Cash received in the MPI acquisition	—	1,150,000
Net cash (used in) provided by investing activities	$(447,000)	$805,000

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	17,000	—
Proceeds from line of credit, net	254,000	20,000
Proceeds from notes payable — related parties	—	(14,000)
Proceeds from notes payable - investors	—	(8,000)
Principal payments on capital lease obligations, net	(41,000)	(81,000)
Net cash provided by (used in) financing activities	$230,000	$(83,000)

Net increase in Cash and Cash Equivalents	523,000	843,000
Cash and Cash Equivalents, beginning of period	1,588,000	977,000
Cash and Cash Equivalents, end of period	$2,111,000	$1,820,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,000	$57,000

Income Taxes	$16,000	$1,000
Non cash investing and financing activities:
Unamortized debt discount fees	$—	$13,000

Debt incurred to purchase property and equipment	$264,000	$—

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2005

1.             Basis of Presentation

          We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers, subsystems, and related products that are designed, manufactured, and marketed by AML Communications, Inc. for the defense microwave and wireless communications market (AML) and high power microwave amplifiers that are designed, manufactured, and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had two reportable segments in September 2005 and two reportable segments in September 2004.

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month period and six month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2005 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

          The Company had approximately 1,934,000 of granted stock options and warrants that were exercisable as of September 30, 2005 and approximately 1,864,000 of granted stock options and warrants exercisable at September 30, 2004.

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Six months ended September 30, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$507,000	10,074,000	$0.05
Effect of dilutive securities:
Stock options		1,671,000
Warrants		263,000
Diluted earnings per share:	$507,000	12,008,000	$0.04

Six months ended September 30, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$343,000	9,064,000	$0.04
Effect of dilutive securities:
Stock options		1,624,000
Warrants		240,000
Diluted earnings per share:	$343,000	10,928,000	$0.03

3.             Inventories

          Inventories include costs of material, labor, and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

September 30, 2005

Raw material, net of reserve	$1,048,000
Work-in-process	364,000
Finished goods	243,000
$1,655,000

The reserve for inventory at September 30, 2005 was $463,000.

4.                     Intangible Assets

          The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the six month period ended September 30 2005, the Company recognized no impairment.

          At September 30, 2005, intangibles consist of the following:

	Gross Carrying	Accumulated
Intangibles	Amount	Amortization	Net

Amortized intangibles:
Patents	$189,000	$(31,000)	$158,000
Existing Technology	961,000	(111,000)	850,000
Customer List	339,000	(151,000)	188,000

Unamortized intangibles:
Trademarks	181,000	——	181,000
	$1,670,000	$(293,000)	$1,377,000

          Due to the acquisition of MPI in the quarter ended June 30, 2004, we recorded the intangible assets above. We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization.  The value assigned to trademarks, which have an indefinite life, should not be amortized.

          Amortization expense from continuing operation for the six months ended September 30, 2005 was $108,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2006	$216,305
2007	$216,305
2008	$122,200
2009	$103,379
2010	$103,379

5.          Accounts Receivable Financing

 At September 30, 2005, we had a line of credit agreement with Bridge Bank. On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at September 30, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At September 30, 2005 we had an outstanding balance of $70,000 under this agreement and our remaining borrowing capacity was approximately $464,000 available under the accounts receivable agreement. Under the equipment financing agreement, we had an outstanding balance of $264,000 at September 30, 2005 with a remaining borrowing capacity of approximately $736,000 available.

6.           Equity Transactions

          For the six months ended September 30, 2005, the Board of Directors granted stock options of 192,500 shares as employee compensation.  The prices of the options range from $0.95 to $1.13 per share.

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

          The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the six month periods ended September 30, 2005 and September 30, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Six Month Periods Ended
	September 30, 2005	September 30, 2004

Net income as reported	$507,000	$343,000
Less: stock-based compensation expense, net of related tax effects	(52,000)	(26,000)
Pro forma net income	$455,000	$317,000

Basic earnings per share — as reported	$0.05	$0.04
Diluted earnings per share — as reported	$0.04	$0.03
Basic earnings per share — pro forma	$0.04	$0.03
Diluted earnings per share — pro forma	$0.03	$0.03

7.             Related Party

                During the six month period ended September 30, 2005, the Company paid approximately $28,000 to the previous stockholders of MPI in connection with the property rent for the premises located in Santa Clara.

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

9.             Segments

                The Company has two reportable segments consisting of (1) AML Communications, Inc. and (2) the Microwave Power, Inc.  AML Communications is a designer, manufacturer, and marketer of amplifiers, subsystems, and related products that address the defense microwave and wireless communications markets. These products are manufactured and sold through operations in Camarillo, California. Microwave Power, Inc. is a designer, manufacturer and marketer of high power microwave amplifiers. These products are manufactured and sold through operations in Santa Clara, California. The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

                The following is information on the Company’s reportable segments for the three month period ended September 30, 2005 and the six month period ended September 30, 2005.

For the three months ended September 30, 2005

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$2,015	$527	—	$2,542

Gross Profit	762	360	—	1,122
Depreciation & amortization (includes intangibles)	85	54	—	139

Interest expense	4	—	—	4

Other, net	577	136	—	713
Profit from continuing Operations before tax	$96	$170	—	$266

Identifiable assets	$3,377	$4,102	—	$7,479

Capital Expenditures	$51	2	—	$53

For the six months ended September 30, 2005

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$3,908	$1,120	—	$5,028

Gross Profit	1,536	726	—	2,262
Depreciation & amortization (includes intangibles)	151	116	—	267

Interest expense	10	—	—	10

Other, net	1,205	257	—	1,462
Profit from continuing Operations before tax	$170	$353	—	$523

Identifiable assets	$3,377	$4,102	—	$7,479

Capital Expenditures	$445	$2	—	$447

                We had two reportable segments in the three month period and the six month period ended September 30, 2005.

10.          Acquisitions

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

11.                          Major customers and vendors

                Three customers provided 28% and 40% of net revenue for the six month periods ended September 30, 2005 and 2004, respectively. Total accounts receivable due from these customers was approximately $261,000 and $204,000 as of September 30, 2005 and 2004, respectively.

                The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

                Three vendors accounted for 28% and 34% of the Company’s net purchases for the six months ended September 30, 2005 and 2004, respectively. Total accounts payable due to these vendors was $16,000 and $40,000 as of September 30, 2005 and 2004, respectively.

12.                          Reclassifications

                Certain comparative amounts have been reclassified to conform to the current year’s presentation.

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

          In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

Overview

           We are based in southern California and design, manufacture, and market Radio Frequency (RF) and Microwave power and low noise amplifiers for the defense microwave markets. Our defense industry products, which represents approximately 90% of our sales, are used in radar equipment integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. We continue to support a limited amount of wireless products, consisting of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers.  These products represent approximately 10% of our net sales. The demand for products manufactured by us and used in the defense industry has been growing during the last two years and is expected to continue to grow in the near term. This growth is attributable to an increase in demand for our products by government prime contractors, as well as to our strategy to acquire market share. The acquisition of MPI was part of a strategic move to complement the existing AML product line and expand our technology base. We will continue to operate MPI from the current facility in Santa Clara, with the current management in place, but plan to unify the Web-site of MPI with our Web-site.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

           Net sales.  Net sales for the three months ended September 30, 2005 were $2.5 million, as compared to net sales of $1.9 million for the three months ended September 30, 2004, an increase of $660,000 or 35%.  The increase was due to increased demand in the defense sector. Defense related microwave integrated circuits (MIC) products accounted for $2.5 million, or 99.3% of net sales for the three months ended September 30, 2005, compared to $1.9 million or 99.7% of net sales for the three months ended September 30, 2004. The cellular and wireless messaging market produced only $19,000, or 0.7% of net sales for the three months ended September 30, 2005, as compared to $6,000, or 0.3% of net sales for the three months ended September 30, 2004.

          Gross profit.  Gross profit for the three months ended September 30, 2005 was $1.1 million, or 44% of net sales, compared to a gross profit of $785,000, or 41.7% of net sales for the three months ended September 30, 2004. Gross profit, as a percentage of net sales, increased due to the improved revenues while maintaining consistent standards costs.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $545,000, or 22% of net sales, for the three months ended September 30, 2005, compared to $537,000, or 28.5% of net sales, for the three months ended September 30, 2004. We incurred a $48,000 increase in salaries and related benefits, a $9,000 increase in commission expense, and a $10K increase in consulting fees, offset by a $14,000 reduction in legal and audit fees, an $8,000 decrease in depreciation expense, and a $34,000 reduction in bank fees, a result of changing from a receivables financing agreement to a more traditional line of credit.

          Research and development costs.  Research and development costs were $316,000, or 12% of net sales, for the three months ended September 30, 2005, as compared to $199,000, or 10.5% of net sales, for the three months ended September 30, 2004. We incurred a $104,000 increase in salaries and benefits, a result of augmenting our engineering staff by four, a $4,000 expenditure for recruitment, and a $16,000 increase for research and development materials, offset by a $7,000 reduction in depreciation expense.

          Other income, net.  Other income was $5,000 for the three months ended September 30, 2005, as compared to other expense of $31,000 for the three months ended September 30, 2004. The increased income was due to short term cash investments coupled with a reduction in finance charges associated with capital leases coming to an end, along with a reduction in bank finance charges, a result of changing from a receivable financing agreement to a more traditional line of credit. For the three months ended September 30, 2004, the Company incurred a $5,000 loss on the sale of a fixed asset, plus interest expense of approximately $35,000, offset by interest income of $8,000.

          Provision for income taxes. For the three months ended September 30, 2005, we recorded a provision of $5,000 for federal AMT taxes and a provision of $3,000 for state AMT taxes, as compared to the three months ended September 30, 2004, where we recorded no provision due to the loss carry-forward benefits.

          Net income.  Net income was $258,000 or $0.03 per share, for the three months ended September 30, 2005, compared to a net profit of $18,000, or $0.00 per share, for the three months ended September 30, 2004.

Results of Operations

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

           Net sales.  Net sales for the six months ended September 30, 2005 were $5 million, as compared to net sales of $4.1 million for the six months ended September 30, 2004, an increase of $972,000 or 24%. The increase was due to increased demand in the defense sector. Defense related MIC products accounted for $4.9 million, or 98.8% of net sales for the six months ended September 30, 2005, compared to $3.6 million or 89.2% of net sales for the six months ended September 30, 2004. The cellular and wireless messaging market produced only $59,000 or 1.2% of net sales for the six months ended September 30, 2005, as compared to $437,000, or 10.8% of net sales for the six months ended September 30, 2004.

          Gross profit.  Gross profit for the six months ended September 30, 2005 was $2.3 million, or 45% of net sales, compared to a gross profit of $1.7 million, or 42.3% of net sales for the six months ended September 30, 2004. Gross profit, as a percentage of net sales, increased due to the improved revenues while maintaining consistent standards costs.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $1.1 million, or 23% of net sales, for the six months ended September 30, 2005, compared to $947,000, or 23.3% of net sales, for the six months ended September 30, 2004. We incurred a $85,000 increase in salaries and related benefits, a $16,000 increase in taxes and insurance, a $13,000 increase in facility rent for our Santa Clara (MPI) facility. Additionally, we had a $36,000 increase in amortization expense for intangible assets in connection with June 2004 acquisition of MPI.  The remaining $52,000 was attributed to having our MPI facility for 183 days in the six month period ended September 30, 2005 as compared to 104 days only for the six month period ended September 30, 2004.

          Research and development costs.  Research and development costs were $599,000 or 12% of net sales, for the six months ended September 30, 2005, as compared to $382,000, or 9.4% of net sales, for the six months ended September 30, 2004. We incurred a $197,000 increase in salaries and related benefits, a result of augmenting our engineering staff by six, a $4,000 expenditure for recruitment, and a $21,000 increase for research and development materials, offset by a $7,000 reduction in depreciation expense.

          Other income, net.  Other income was $8,000 for the six months ended September 30, 2005, as compared to other expense of $57,000 for the six months ended September 30, 2004. The increased income was due to short term cash investments coupled with a reduction in finance charges associated with capital leases coming to an end, along with a reduction in bank finance charges, a result of changing from a receivable financing agreement to a more traditional line of credit. For the six months ended September 30, 2004, the Company incurred a $5,000 loss on the sale of a fixed asset offset by a $5,000 gain on the sale of another asset, plus interest expense of approximately $57,000.

          Provision for income taxes. For the six months ended September 30, 2005, we recorded a provision of $9,000 for federal AMT taxes and a provision of $7,000 for state AMT taxes, as compared to the six months ended September 30, 2004, where we recorded no provision due to the loss carry-forward benefits.

          Net profit.  Net profit was $507,000 or $0.05 per share, for the six months ended September 30, 2005, compared to a net profit of $343,000, or $0.04 per share, for the six months ended September 30, 2004.

Liquidity and Capital Resources

           Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

          Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000.  The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%.  The total amount remaining on the leases at September 30, 2005 was approximately $9,000.

          In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%. The total amount remaining on the lease at September 30, 2005 was approximately $3,000.

          In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding.  The per share exercise price of the warrants is $0.24.  The warrants expire five years from the date of issuance.  We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004. As of September 30, 2005, the number of warrants exercised was 52,500.

          At September 30, 2005, we had a line of credit agreement with Bridge Bank. On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at September 30, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At September 30, 2005 we had an outstanding balance of $70,000 under this agreement and our remaining borrowing capacity was approximately $464,000 available under the accounts receivable agreement. Under the equipment financing agreement, we had an outstanding balance of $264,000 at September 30, 2005 with a remaining borrowing capacity of approximately $736,000 available.

          At September 30, 2005, we had $2.1 million in cash and cash equivalents. For the six months ended September 30, 2005, our operating activities provided cash of approximately $740,000, compared to operating activities providing cash of $121,000 for the six months ended September 30, 2004. Net cash used in investing activities amounted to $447,000 for the six months ended September 30, 2005, as compared to $805,000 of net cash provided by investing activities during the six months ended September 30, 2004. We had $447,000 in expenditures for capital equipment to expand our production capabilities and for use in research and development, for the period ending September 30, 2005. We had $805,000 in cash provided by investing activities for the six month period ended September 2004, of which $1.1 million in cash was received in connection with the MPI acquisition offset by $345,000 expended for capital equipment.  Net cash provided by financing activities was $230,000 for the six months ended September 30, 2005, $254,000 being proceeds from our line of credit, $17,000 being proceeds from the exercising of stock options, offset by $41,000 used to pay down capital lease obligations.  For the six months ended September 30, 2004, $83,000 was used in financing activities, of which $81,000 was a direct result of paying down our lease obligations and an aggregate $22,000 for payments on notes payable, offset by $20,000 in proceeds from our line of credit

                We anticipate capital expenditures of approximately $702,000 in fiscal 2006. We believe that funds will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At September 30, 2005, we had a line of credit agreement with Bridge Bank, of which $1,000,000 may be used for equipment advances.  We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus 2.0% with respect to equipment advances. At September 30, 2005, our remaining borrowing capacity was $736,000 available under the equipment financing agreement.

                In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2005 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

           We believe that, to the extent that foreign sales are recognized, we may face increased risk associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations, and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations, and financial condition.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

           Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not Applicable

Item 3.  Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

            Our 2005 Annual Meeting of Stockholders (the “2005 Annual Meeting”) was held on September 9, 2005, in Camarillo, California. Three proposals, as described in our Proxy Statement, dated July 29, 2005, were voted on at the meeting.  The following is a brief description of the matters voted upon and the results of the voting:

1.              Election of Directors:

Nominees	Number of Shares

Jacob Inbar	For:	8,626,435
	Withheld:	253,835

David A. Derby	For:	8,611,570
	Withheld:	268,700

Richard Flatow	For:	8,611,570
	Withheld:	268,700

Tiberiu Mazilu	For:	8,646,110
	Withheld:	234,160

Edwin J. McAvoy	For:	8,647,410
	Withheld:	232,860

Gerald M. Starek	For:	8,652,910
	Withheld:	227,360

2.              Ratification of the Appointment of Kabani & Company, Inc as our Independent Registered Public Accounting Firm:

Nominees	Number of Shares

Kabani & Company, Inc.	For:	8,868,820
	Against:	8,720
	Abstain:	2,730

3.              To amend the Company’s 1995 Stock Incentive Plan and increase the number of shares reserved thereunder:

Increase Plan by	Number of Shares

500,000 Options	For:	5,060,546
	Against:	255,920
	Abstain:	15,680

Item 5.  Other Information

          Not Applicable

Item 6.    Exhibits

          The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer	Dated: November 14, 2005

EXHIBIT INDEX

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation (1)

3.1		Certificate of Incorporation (2)
3.2		Bylaws (2)
10.1		Form of Indemnity Agreement (2)
10.2		Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership (3)
10.3		Intellectual Property Security Agreement (4)
10.4		Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.5		Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.6		Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank (5)
10.7		Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank (6)
10.8		Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9		Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10		Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11		Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12		Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005 (13)
10.13		Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.14		Interim Lease and Proposed Lease Terms (9)
10.15		Financing Agreement dated July 8, 2004 with Bridge Bank (10)
10.16	*	Enterprise Agreement Number 4627 dated August 26, 2004 (11)
10.17		Business Financing Modification Agreement with Bridge Bank, dated July 27, 2005(12)
10.18		Commercial Lease between the Company and Microwave Holdings, LLC dated August 1, 2005(12)
10.19	*	Purchase Order from Raytheon Space and Airborne Systems dated September 5, 2004, as amended (12)
31.1		Certification by the Chief Executive Officer (14)
31.2		Certification by the Director of Finance (14)
32.1		Certification pursuant to Section 906 of the Sarbanes Oxley Act (14)
32.2		Certification pursuant to Section 906 of the Sarbanes Oxley Act (14)

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

(12)                            Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2005 and incorporated herein by reference.

(13)                            Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Definitive Proxy Statement dated July 29, 2005 and incorporated herein by reference.

(14)                            Filed herewith.

*  Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.