Form 10QSB
period 2005-12-31
AML COMMUNICATIONS INC
filed 2006-02-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:                0-27252

AML COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1000 Avenida Acaso
Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of February 3, 2006: 10,077,866 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

AML Communications, Inc.

Index to Form 10-QSB

Item 1.	Financial Statements (Unaudited)

Balance Sheet as of December 31, 2005

Statements of Operations for the three month periods ended December 31, 2005 and December 31, 2004 and for the nine month periods ended December 31, 2005 and December 31, 2004

Statements of Cash flows for the nine month periods ended December 31, 2005 and December 31, 2004

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Item 3.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,725,000
Accounts receivable, net of allowance for doubtful accounts of $60,000	1,264,000
Inventories, net	1,640,000
Other current assets	105,000
Total current assets	4,734,000

Property and Equipment, at cost	4,255,000
Less: Accumulated depreciation and amortization	3,347,000
Property and Equipment, net	908,000
Intangible Assets:
Technologies, net	830,000
Patents, Net	152,000
Customer lists, net	160,000
Trademarks	181,000
Long-term cash investments	755,000
Other Assets	16,000
Total Assets	$7,736,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$314,000
Accounts payable	156,000
Current portion of capital lease obligations	1,000
Accrued expenses:
Accrued payroll and payroll related expenses	324,000
Accrued income taxes	(2,000)
Other accrued liabilities	168,000
Total current liabilities	961,000

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,121,991 shares issued and outstanding at December 31, 2005.	101,000
Capital in excess of par value	13,421,000
Accumulated deficit	(6,747,000)
Total stockholders’ equity	6,775,000
Total liabilities and stockholder’s equity	$7,736,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Net sales	$2,495,000	$2,284,000	$7,523,000	$6,340,000
Cost of goods sold	1,295,000	1,146,000	4,061,000	3,483,000
Gross profit	1,200,000	1,138,000	3,462,000	2,857,000

Operating expenses:
Selling, general & administrative	591,000	521,000	1,739,000	1,467,000
Research and development	303,000	226,000	902,000	609,000
Total operating expenses	894,000	747,000	2,641,000	2,076,000

Income from operations	306,000	391,000	821,000	781,000

Other income (expense), net	(5,000)	(12,000)	3,000	(59,000)
Income before provision for income taxes	301,000	379,000	824,000	722,000
Provision for income taxes	7,000	—	23,000	—

Net income	$294,000	$379,000	$801,00	$722,000

Basic earnings per common share	$0.03	$0.04	$0.08	$0.08
Basic weighted average number of shares of common stock outstanding	10,101,000	9,982,000	10,086,000	9,119,000

Diluted earnings per common share	$0.03	$0.03	$0.07	$0.07
Diluted weighted average number of shares of common stock outstanding	10,787,000	11,933,000	10,724,000	11,070,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Month Periods Ended
	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities:
Net Income	$801,000	$722,000
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount fees	—	22,000
Depreciation	243,000	194,000
Bad debt expense	10,000	11,000
Inventory Reserves	(116,000)	162,000
Amortization	162,000	130,000
Loss (Gain) on sale of fixed assets	(1,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	17,000	(149,000)
Inventories	205,000	(190,000)
Other current assets	47,000	23,000
Increase (decrease) in:
Accounts payable	(91,000)	(376,000)
Accrued state income taxes	(20,000)	(8,000)
Accrued expenses	(78,000)	(129,000)
Net cash provided by operating activities	1,179,000	412,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(505,000)	(404,000)
Proceeds for the sale of property and equipment	1,000	34,000
Long-term cash investments	(755,000)	—
Cash received in the MPI acquisition		1,150,000
Net cash (used in) provided by investing activities	(1,259,000)	780,000

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	35,000	—
Proceeds form exercise of warrants	—	9,000
Proceeds from line of credit, net	234,000	5,000
Proceeds from notes payable - related parties	—	(295,000)
Proceeds from notes payable - investors	—	(43,000)
Principal payments on capital lease obligations, net	(52,000)	(107,000)
Net cash provided (used in) by financing activities	217,000	(431,000)

Net increase in Cash and Cash Equivalents	137,000	761,000
Cash and Cash Equivalents, beginning of period	1,588,000	977,000
Cash and Cash Equivalents, end of period	$1,725,000	$1,738,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,000	$83,000

Income Taxes	$23,000	$—

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2005

1.             Basis of Presentation

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers, subsystems, and related products that are designed, manufactured, and marketed by AML Communications, Inc. for the defense microwave and wireless communications market, and high power microwave amplifiers that are designed, manufactured, and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had two reportable segments in December 2005 and two reportable segments in December 2004.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month periods and nine month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s March 31, 2005 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

The Company had approximately 1,914,503 granted stock options and warrants that were exercisable as of December 31, 2005 and approximately 1,951,000 of granted stock options and warrants exercisable at December 31, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Nine months ended December 31, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$801,000	10,086,000	$0.08
Effect of dilutive securities:
Stock options		486,000
Warrants		152,000
Diluted earnings per share:	$801,000	10,724,000	$0.07

Nine months ended December 31, 2004	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$722,000	9,119,000	$0.08
Effect of dilutive securities:
Stock options		1,644,000
Warrants		307,000
Diluted earnings per share:	$722,000	11,070,000	$0.07

3.             Inventories

Inventories include costs of material, and manufacturing overhead on work in process and finished goods, and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

December 31, 2005

Raw material, net of reserve	$1,114,000
Work-in-process	322,000
Finished goods	204,000
$1,640,000

The reserve for inventory at December 31, 2005 was $401,000.

4.                                      Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine month period ended December 31 2005, the Company recognized no impairment.

At December 31, 2005, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(37,000)	$152,000
Existing Technology	961,000	(131,000)	830,000
Customer List	339,000	(179,000)	160,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(347,000)	$1,323,000

Due to the acquisition of MPI in the quarter ended June 30, 2004, we recorded the intangible assets above. We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization. The value assigned to trademarks, which have an indefinite life, should not be amortized.

Amortization expense from continuing operation for the nine months ended December 31, 2005 was $162,000. We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2006	$216,305
2007	$216,305
2008	$122,200
2009	$103,379
2010	$103,379

5.             Accounts Receivable Financing

At December 31, 2005, we had a line of credit agreement with Bridge Bank. On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at December 31, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At December 31, 2005 we had an outstanding balance of $60,000 under this agreement and our remaining borrowing capacity was approximately $558,000 available under the accounts receivable agreement. Under the equipment financing agreement, we had an outstanding balance of $254,000 at December 31, 2005, all of which shall be repaid in thirty-six (36) equal monthly installments of principal, plus all accrued finance charges, beginning on December 31, 2005. On December 23, 2005 we signed a Business Financing Modification Agreement with Bridge Bank for a second line of credit for equipment advances. Effective January 1, 2006, through June 30, 2006, we may request equipment advances up to an aggregate principal amount of $750,000, with a remaining borrowing capacity of approximately $746,000 available as of December 31, 2005.

6.             Equity Transactions

For the nine months ended December 31, 2005, the Board of Directors granted 175,000 stock options as employee compensation and 22,500 stock options as director compensation. The options’ prices range from $0.95 to $1.20 per share.

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the nine month periods ended December 31, 2005 and December 31, 2004. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

	Nine Month Periods Ended
	December 31, 2005	December 31, 2004

Net income as reported	$801,000	$722,000
Less: stock-based compensation expense, net of related tax effects	(73,000)	(89,000)
Pro forma net income	$728,000	$633,000

Basic earnings per share - as reported	$0.08	$0.08
Diluted earnings per share - as reported	$0.07	$0.07
Basic earnings per share - pro forma	$0.07	$0.07
Diluted earnings per share - pro forma	$0.07	$0.06

7.                                      Related Party

During the nine month period ended December 31, 2005, the Company paid approximately $43,000 to the previous stockholders of MPI in connection with the property rent for the premises located in Santa Clara.

On August 1, 2005 we entered into a new Commercial Lease Agreement with Microwave Holdings, LLC for the premises located at 3350 Scott Blvd., Bldg: 25, in Santa Clara, California. The term of the lease is August 1, 2005 to September 19, 2006 at a monthly rate of $5,000.00.

On February 3, 2006 the company purchased the building located at 3350 Scott Blvd. Bldg:25 in Santa Clara, California for a purchase price of $800,000.00.The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000.00 and the Company to pay this loan in 83 regular payments of $4,425.88 each and one irregular last payment estimated at $556,594.48. The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid. Payments include principle and interest.

8.             Listing History

Our common stock currently trades on NASDAQ’s OTC Bulletin Board under the symbol “AMLJ.OB”. Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time. The Company was de-listed from NASDAQ because of its failure to meet the $1.00 minimum bid price requirement.

9.             Acquisitions

On May 25, 2004 the Company signed a definitive agreement for the acquisition of Microwave Power, Inc.(“MPI), which was completed June 18, 2004. MPI was merged into the Company’s wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as June 18, 2004. There was no change in MPI’S senior officers, its past President and Secretary, MPI will continue to operate as the company’s division from its facility in Santa Clara, CA which is owned by prior shareholders and leased to the company.

The Microwave Power, Inc. (MPI) acquisition was driven by a number of key factors including:

1)              Technologically, MPI’s semi-monolithic, gold filled via’s air bridge and microwave-monolithic-ceramic (MMCC)                technology provide access to processes that the Company believes are complimentary and additive to those available to AML prior to the acquisition.

2)              MPI’s product base addresses higher power and higher frequency sectors of the microwave market. This acquisition is intended to strengthen the Company’s product offerings to this market by adding higher power microwave amplifiers.

A summary of the unaudited condensed balance sheet of MPI as of June 18, 2004 is as follows:

June 18, 2004 (unaudited)
Cash	$1,150,000
Receivables	124,000
Inventory	494,000
Property & Equipment, net	61,000
Intangibles	1,670,000
Total assets acquired	3,499,000
Current Liabilities	(295,000)
Net Assets acquired	$3,204,000

The purchased intangible assets will be amortized over their useful lives, which range from three to twelve years. Of the $1,670,000 of acquired intangible assets, $189,000 was assigned to patents (8 year useful life). $961,000 was assigned to Existing Technology (12 year useful life), and $339,000 was assigned to Customer Lists (3 year useful life). The balance of $181,000 was assigned to trademarks, having as indefinite life, and will be tested annually or on an interim basis for impairment. We found no indication of impairment for the period ended December, 31, 2004.

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

The following is information on the Company’s reportable segments for the three month period ended December 31, 2005 and the nine month period ended December 31, 2005.

For the three months ended December 31, 2005

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$1,932	$563	—	$2,495

Gross Profit	$826	374	—	$1,200
Depreciation & amortization (includes intangibles)	$79	61	—	$140

Interest expense	$15	—	—	$15

Other, net	$601	144	—	$745
Profit from continuing Operations before tax	$131	$169	—	$300

Identifiable assets	$3,444	$4,292	—	$7,736

Capital Expenditures	$58	$—	—	$58

For the nine months ended December 31, 2005

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$5,840	$1,683	—	$7,523

Gross Profit	$2,362	1,100	—	$3,462
Depreciation & amortization (includes intangibles)	$230	177	—	$407

Interest expense	$25	—	—	$25

Other, net	$1,806	401	—	$2,207
Profit from continuing Operations before tax	$301	$522	—	$823

Identifiable assets	$3,444	$4,292	—	$7,736

Capital Expenditures	$503	$2	—	$505

We had two reportable segments in the three month period and the nine month period ended December 31, 2005.

11.          Major customers and vendors

Three customers provided 24% and 40% of net revenue for the nine month periods ended December 31, 2005 and 2004, respectively. Total accounts receivable due from these customers was approximately $214,000 and $204,000 as of December 31, 2005 and 2004, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Three vendors accounted for 28% and 20% of the Company’s net purchases for the nine months ended December 31, 2005 and 2004, respectively. Total accounts payable due to these vendors was $21,000 and $0.00 as of December 31, 2005 and 2004, respectively.

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

Overview

We are based in southern California and design, manufacture, and market Radio Frequency (RF) and Microwave power and low noise amplifiers for the defense microwave markets. Our defense industry products, which represents approximately 90% of our sales, are used in radar equipment and integrated into electronic systems for tactical aircraft, ships, ground systems, and missile systems. We continue to support a limited amount of wireless products, which consist of low noise and power amplifiers serving the wireless, PCS, and two-way messaging market, as well as Cellular Coverage Enhancement amplifiers. These products represent approximately 10% of our net sales. The demand for products manufactured by us and used in the defense industry has been growing during the last two years and is expected to continue to grow in the near term. This growth is attributable to an increase in demand for our products by government prime contractors, as well as to our strategy to acquire market share. The acquisition of MPI was part of a strategic move to complement the existing AML product line and expand our technology base. We will continue to operate MPI from the current facility in Santa Clara, with the current management in place, but plan to unify the Web-site of MPI with our Web-site.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net sales. Net sales for the three months ended December 31, 2005 were $2.5 million, as compared to net sales of $2.3 million for the three months ended December 31, 2004, an increase of $200,000 or 9.2%. The increase was due continued growth in the defense sector. Defense related microwave integrated circuits (MIC) products accounted for $2.4 million, or 97.4% of net sales for the three months ended December 31, 2005, compared to $2.1 million or 89.9% of net sales for the three months ended December 31, 2004. The cellular and wireless messaging market produced only $64,000, or 2.6% of net sales for the three months ended December 31, 2005, as compared to $230,000, or 10.1% of net sales for the three months ended December 31, 2004.

Gross profit. Gross profit for the three months ended December 31, 2005 was $1.2 million, or 48.0% of net sales, compared to a gross profit of $1.1 million, or 49.8% of net sales for the three months ended December 31, 2004. Gross profit, as a percentage of net sales, decreased due to additional manufacturing overhead costs during the quarter; $31,000 increase in depreciation expense resulting from capital expenditures, a $9,000 increase in manufacturing process consulting, a $7,000 increase in tools, supplies, and maintenance costs, offset by $12,000 reduction in salaries and related benefits, resulting from reduced headcount, and a $7,000 reduction in freight costs.

Selling, general and administrative costs. Selling, general, and administrative costs were $591,000, or 23.6% of net sales, for the three months ended December 31, 2005, compared to $521,000, or 22.8% of net sales, for the three months ended December 31, 2004. The higher costs were attributable to a $27,000 increase in salaries and related benefits and a $14,000 increase in commissions in relation to improved revenues.

Research and development costs. Research and development costs were $303,000, or 12.1% of net sales, for the three months ended December 31, 2005, as compared to $226,000, or 9.8% of net sales, for the three months ended December 31, 2004. The increase was due to a $67,000 increase in salaries and related benefits from additional headcount and from pay increases, an $8,000 increase in outside consulting fees, and a $6,000 increase for R & D related expenditures, offset by a $10,000 reduction in depreciation expense for assets reaching full depreciation.

Other expense, net. Other expense was $5,000 for the three months ended December 31, 2005, as compared to other expense of $12,000 for the three months ended December 31, 2004. The decreased expense was due to a reduction in interest expense in connection with changing from a financed receivables line of credit to a more tradition line of credit, offset by interest income from long-term cash investments. The Company incurred interest expense of approximately $27,000, offset by interest income of $15,000 for the three months ended December 31, 2004.

Provision for income taxes. For the three months ended December 31, 2005, we recorded a provision of $4,000 for federal AMT taxes and a provision of $3,000 for state AMT taxes, as compared to the three months ended December 31, 2004, where we recorded no provision due to the loss carry-forward benefits.

Net income. Net income was $294,000, or $0.03 per share, for the three months ended December 31, 2005, compared to a net profit of $379,000, or $0.04 per share, for the three months ended December 31, 2004.

Results of Operations

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Net sales. Net sales for the nine months ended December 31, 2005 were $7.5million, as compared to net sales of $6.3 million for the nine months ended December 31, 2004, an increase of $1.2 million or 18.6%. Of the increase in net sales, $518,000 is attributable to having the MPI facility for the full 275 days during the nine month period ended December 31, 2005, as compared to having the MPI facility for only 196 days during the same nine month period in the prior year. The remainder of the increase is due to continued growth in the defense sector. Defense related MIC products accounted for $7.4 million, or 98.4% of net sales for the nine months ended December 31, 2005, compared to $5.7 million or 89.5% of net sales for the nine months ended December 31, 2004. The cellular and wireless messaging market produced only $123,000, or 1.6% of net sales for the nine months ended December 31, 2005, as compared to $666,000, or 10.5% of net sales for the nine months ended December 31, 2004.

Gross profit. Gross profit for the nine months ended December 31, 2005 was $3.5 million, or 46.0% of net sales, compared to a gross profit of $2.9 million, or 45.0% of net sales for the nine months ended December 31, 2004. Gross profit, as a percentage of net sales, recognized no significant change.

Selling, general and administrative costs. Selling, general, and administrative costs were $1.7 million, or 23.1% of net sales, for the nine months ended December 31, 2005, compared to $1.5 million, or 23.1% of net sales, for the nine months ended December 31, 2004. The higher costs were attributable to a $165,000 increase in salaries and related benefits from additional headcount and pay increases, an $18,000 increase in commission and freight expenses in connection with improved revenues, a $36,000 increase in the amortization of intangibles, a $23,000 increase in consulting fees, and a $14,000 increase in rent, much of this resulting from having the MPI facility for the full 275 days during the nine month period ended December 31, 2005, as compared to having the MPI facility for only 196 days during the same nine month period in the prior year.

Research and development costs. Research and development costs were $902,000, or 11.9% of net sales, for the nine months ended December 31, 2005, as compared to $609,000, or 9.6% of net sales, for the nine months ended December 31, 2004. The increase was due to a $268,000 increase in salaries and related benefits from additional headcount and from pay increases, an $8,000 increase in outside consulting fees, a $37,000 increase for R & D related expenditures, and a $7,000 increase in travel related expenses, offset by a $30,000 reduction in depreciation expense for assets reaching full depreciation, much of this resulting from having the MPI facility for the full 275 days during the nine month period ended December 31, 2005, as compared to having the MPI facility for only 196 days during the same nine month period in the prior year.

Other income, net. Other income was $3,000 for the nine months ended December 31, 2005, as compared to other expense of $59,000 for the nine months ended December 31, 2004. The change was due to the decrease in interest expense from changing over from a financed receivables line of credit to a more tradition line of credit offset by interest income from long-term cash investments. For the nine months ended December 31, 2004, the Company had $84,000 in interest expenses, offset by $25,000 of interest income.

Provision for income taxes. For the nine months ended December 31, 2005, we recorded a provision of $13,000 for federal AMT taxes and a provision of $10,000 for state AMT taxes, as compared to the nine months ended December 31, 2004, where we recorded no provision due to the loss carry-forward benefits.

Net profit. Net profit was $801,000, or $0.08 per share, for the nine months ended December 31, 2005, compared to a net profit of $722,000, or $0.08 per share, for the nine months ended December 31, 2004.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000. The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at December 31, 2005 was approximately $1,000.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%. As of December 31, 2005, this lease was completed and no further payments remain.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004. As of December 31, 2005, the number of warrants exercised was 52,500.

At December 31, 2005, we had a line of credit agreement with Bridge Bank. On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at December 31, 2005; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At December 31, 2005 we had an outstanding balance of $60,000 under this agreement and our remaining borrowing capacity was approximately $558,000 available under the accounts receivable agreement. Under the equipment financing agreement, we had an outstanding balance of $254,000 at December 31, 2005, all of which shall be repaid in thirty-six (36) equal monthly installments of principal, plus all accrued finance charges, beginning on December 31, 2005. On December 23, 2005 we signed a Business Financing Modification Agreement with Bridge Bank for a second line of credit for equipment advances. Effective January 1, 2006, through June 30, 2006, we may request equipment advances up to an aggregate principal amount of $750,000, with a remaining borrowing capacity of approximately $746,000 available as of December 31, 2005.

At December 31, 2005, we had $1.7 million in cash and cash equivalents. For the nine months ended December 31, 2005, our operating activities provided cash of approximately $1.2 million, as compared to operating activities providing cash of $412,000 for the nine months ended December 31, 2004. Net cash used in investing activities amounted to $1.3 million for the nine months ended December 31, 2005, as compared to $780,000 of net cash provided by investing activities during the nine months ended December 31, 2004. Of the $1.3 million used in investing activities for the period ending December 31, 2005, $505,000 was expenditures for capital equipment to expand our production capabilities and for use in research and development and $755,000 was used for long-term investments. From the $780,000 of cash provided by investing activities for the nine month period ended December 31 2004, $1.1 million in cash was received in connection with the MPI acquisition, offset by $404,000 in expenditures for capital equipment. Net cash provided by financing activities was $217,000 for the nine months ended December 31, 2005, $234,000 of the proceeds was from our line of credit, and $35,000 of the proceeds was from exercised stock options, offset by $52,000 used to pay down capital lease obligations. For the nine months ended December 31, 2004, $431,000 was used in financing activities, of which $107,000 was a direct result of paying down our lease obligations, and $338,000 was used to pay off our notes payable for our investors and related parties, offset by $5,000 in proceeds from our line of credit, and $9,000 in proceeds from the exercise of warrants.

We anticipate capital expenditures of approximately $702,000 in fiscal 2006. We believe that funds will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At December 31, 2005, we had a line of credit agreement with Bridge Bank, of which $1,000,000 may be used for equipment advances. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus 2.0% with respect to equipment advances. Under the equipment financing agreement, we had an outstanding balance of $254,000 at December 31, 2005, all of which shall be repaid in thirty-six (36) equal monthly installments of principal, plus all accrued finance charges, beginning on December 31, 2005. On December 23, 2005 we signed a Business Financing Modification Agreement with Bridge Bank for a second line of credit for equipment advances. Effective January 1, 2006, through June 30, 2006, we may request equipment advances up to an aggregate principal amount of $750,000, with a remaining borrowing capacity of approximately $746,000 available as of December 31, 2005.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2005 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

We experience significant price competition and expect price competition in the sale of our products to remain intense. We cannot assure you that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution, and other resources than we do and have, or could have, greater name recognition and market acceptance of their products and technologies.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On December 23, 2005 we signed a Business Financing Modification Agreement with Bridge Bank for a second line of credit for equipment advances. Effective January 1, 2006, through June 30, 2006, we may request equipment advances up to an aggregate principal amount of $750,000, with a remaining borrowing capacity of approximately $746,000 available as of December 31, 2005. A copy of the Business Financing Modification Agreement is filed as Exhibits 10.21 and 10.22 hereto and incorporated herein in its entirely.

On February 3, 2006 the company purchased the building located at 3350 Scott Blvd. Bldg:25 in Santa Clara, California for a purchase price of $800,000.00. The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000.00 and the Company to pay this loan in 83 regular payments of $4,425.88 each and one irregular last payment estimated at $556,594.48. The company's final payment is due February 10, 2013 and will be for all principle and interest not yet paid. Payments include principle and interest. A copy of the loan agreement is filed hereto as Exhibit 10.23 and incorporated herein in its entirety.

Item 6. Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By:	Jacob Inbar, President and
	Chief Executive Officer	Dated: February 14, 2006

EXHIBIT INDEX

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation (1)

3.1		Certificate of Incorporation (2)
3.2		Bylaws (2)
10.1		Form of Indemnity Agreement (2)
10.2		Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership (3)
10.3		Intellectual Property Security Agreement (4)
10.4		Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.5		Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.6		Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank (5)
10.7		Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank (6)
10.8		Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9		Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10		Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11		Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12		Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005 (13)
10.13		Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (8)
10.14		Interim Lease and Proposed Lease Terms (9)
10.15		Financing Agreement dated July 8, 2004 with Bridge Bank (10)
10.16	*	Enterprise Agreement Number 4627 dated August 26, 2004 (11)
10.17		Business Financing Modification Agreement with Bridge Bank, dated July 27, 2005(12)
10.18		Commercial Lease between the Company and Microwave Holdings, LLC dated August 1, 2005(12)
10.19	*	Purchase Order from Raytheon Space and Airborne Systems dated September 5, 2004, as amended (12)
10.20		Fifth Amended and Restated 1995 Stock Incentive Plan as Amended and Restated on July 12, 2005 (13)
10.21		Business Financing Modification Agreement with Bridge Bank, dated December 23, 2005 (14)
10.22		Business Financing Modification Agreement with Bridge Bank, dated January 19, 2006 (14)
10.23		Loan Agreement with B of A for MPI Building (14)
31.1		Certification by the Chief Executive Officer (14)
31.2		Certification by the Chief Financial Officer (14)
32.1		Certification pursuant to Section 906 of the Sarbanes Oxley Act (14)
32.2		Certification pursuant to Section 906 of the Sarbanes Oxley Act (14)

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

(5)                                  Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2000 and incorporated herein by reference.

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