Form 10KSB
period 2006-03-31
AML COMMUNICATIONS INC
filed 2006-06-26
CIK 1003640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-27250

AML COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0130894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1000 AVENIDA ACASO, CAMARILLO,	93012
CALIFORNIA	(Zip Code)
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

Issuer’s revenues for its most recent fiscal year: $9,466,266

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 15, 2006 was approximately $7,861,428. The per share stock price for computational purposes was $1.03, based on the closing sale price per share for the Registrant’s common stock on the OTC Bulletin Board on June 15, 2006. This value is not intended to be a representation as to the value or worth of the Registrant’s common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant’s common stock outstanding on June 15, 2006 was 10,234,166.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 7, 2006, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured, and marketed by AML Communications, Inc. for the defense microwave market (AML) and high power microwave amplifiers that are designed, manufactured, and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had two separate reportable segments (AML) and (MPI) in the fiscal year ended March 31, 2005 and the same two reportable segments in the fiscal year ended March 31, 2006.

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

Business Strategy

The return of Jacob Inbar and the other co-founders in February 2001, resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $7.9 million in fiscal 2005 and to $9.1 million in fiscal 2006.

Utilizing our extensive knowledge in Microwave Integrated Circuits (MIC) design capabilities, we have expanded the products we offer as part of our full line catalog. Such products are designed for and marketed to the Defense Microwave market. We also utilize our MIC design capabilities toward the design of subsystems, an area that we continue to invest in for long term defense projects. Investments in new subsystem products remain at the center of our strategy because they offer product differentiation, opportunities for sole source positions and higher added value.

The company seeks and was successful in securing contracts with its major customers that span over a number of years. These program based contracts remain the focus of our Marketing strategy.

Utilizing MPI’s proprietary Microwave Monolithic Ceramic Circuits (MMCC) technology, the company intends to expand production of such amplifiers and subsystems at the AML Camarillo facility. This technology offers cost savings, by reducing hand mounted operations while increasing yields and reliability.

On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. MPI was merged into our wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. There was no change in MPI’s management and we entered into employment agreements with two of MPI’s senior officers, its past President and Secretary. MPI will continue to operate as our division from its facility in Santa Clara. On February 3, 2006 the company purchased the building that houses MPI and is located at 3350 Scott Blvd. Bldg. 25 in Santa Clara, California for a purchase price of $800,000. The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000 and the Company  paying the loan in 83 regular payments of $4,425.88 each and one irregular last payment of $556,594.48. The Company’s final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. Payments include principle and interest.

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

Markets

We sell our RF/Microwave amplifier products primarily into various segments of the Defense Microwave marketplace. In fiscal 2006, from the AML segment, we derived approximately 73.2% of our revenues from the Defense Microwave market, 2.1% from the PCS and two-way messaging market, and 1.2% from Cellular Coverage Enhancement products. In comparison, in fiscal 2005, from the AML segment, we derived approximately 76.5% of our revenues from the Defense Microwave market, 0.1% from the PCS and two-way messaging market, and 8.6% from Cellular Coverage Enhancement products. The MPI segment accounted for 23.5% of our revenues from the Defense microwave and other markets in fiscal 2006 and 14.8% during 2005.

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

Products

AML Communications, Inc. Segment

We designed and/or manufactured during the year low noise and power amplifiers that were sold primarily into the Defense Microwave markets. During Q1 of fiscal 2007, AML delivered the first product utilizing the MMCC technology processed by MPI. It is expected that increasingly new AML product development would use MMCC as an implementation technology due to its cost savings advantages.

Defense Microwave.   We produce standard catalog and custom hybrid microwave amplifiers. We also produce derivative products that are based upon minor modifications of catalog items. The frequencies for these products range from 50kHz to 26GHz. Power levels range from less than one milliwatt to several hundred watts. Integration of a number of amplifiers and other microwave components built by AML address the subsystem markets.

Our power amplifiers range in price from $500 to over $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation.

Microwave Power, Inc. Segment

Defense Microwave and Test Instrumentation.   MPI manufactures solid state microwave amplifiers operating in the frequency range from to 1 to 40 GHz with output power from 10 mW to 500 W. MPI proprietary technology Microwave Monolithic Ceramic Circuits (MMCC) is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters and test instrumentation. Most of the units are available either rack mounted or as connectorized modules.

The MPI transmit power amplifiers range in price from $2,000 to over $45,000 per amplifier, depending upon the technology, complexity, quantity, and implementation.

Customers

AML sells products to Defense OEM manufacturers worldwide, including Raytheon, Boeing, Lockheed Sanders, Northrop Grumman, Rockwell, ITT, and L3-Communications. Additionally we export our products to major OEM’S in the UK, France, Germany, Israel, Spain, Turkey, Singapore and Japan. The company seeks and was successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our Marketing strategy

MPI sells products to System Integrators primarily in the defense sector and particularly to Specialized Test Equipment Manufacturers. The list of customers includes Northrup Grumman, Boeing, Lockheed Martin, Raytheon, Agilent, Aeroflex, and several National Defense Laboratories.

For the fiscal year ended March 31, 2006, our largest customer was Raytheon; which accounted for approximately 12.3% of net sales. L3 Communications was our second largest customer accounting for approximately 6.6% of net sales. For the fiscal year ended March 31, 2005, our largest customer was Raytheon, which accounted for approximately 12.8% of net sales. Government of Israel Ministry of Defense was our second largest customer accounting for approximately 8.2% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on acquiring new customers. The acquisition rate for new Defense Microwave customers during fiscal 2006 was approximately 11 new customers per quarter for the AML segment and approximately 2 new customers per quarter for the MPI segment, compared to approximately 10 new customers per quarter for the AML segment and approximately 4 new customers per quarter for the MPI segment for the fiscal year ended March 31, 2005.

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

During the fiscal year ended March 31, 2006, international sales were $1.7 million or 17.9% of net sales as compared to international sales of $2.4 million or 28.4% of net sales for the fiscal year ended March 31, 2005. During the fiscal year we exported our products to major OEM’s in the UK, France, Germany, Israel, Spain, Turkey, Singapore and Japan.

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
International Sales	$1,328	14.1%	$373	3.9%	$1,701	17.9%
Domestic sales	5,917	62.5	1,848	19.5	7,765	82.1
Total Sales	$7,245	76.6%	$2,221	23.4%	$9,466	100.0%

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

The acquisition of MPI has added to our existing technology, with their semi-monolithic, gold filled via’s, dielectric bridge and microwave-monolithic-ceramic (MMCC) technology processes. Our combined research and development staff consisted of 14 people as of March 31, 2006. Expenditures for research and development amounted to approximately $1,233,000 in fiscal 2006 and $913,000 in fiscal 2005.

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

ISO 9001 is a uniform worldwide quality management system standard. Numerous customers and potential customers throughout the world, particularly in Europe, require their suppliers be ISO certified. In addition, many customers require their suppliers to purchase components only from subcontractors that are ISO certified. We are currently certified to the ISO 9001 standard.

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

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. These single source suppliers consist of Spectrum Control for their filters, Mimix for mmic parts, Johanson Technologies for their ceramic capacitors, Sandvik Osprey LTD for their osprey materials, and NEC and Fujitsu for their semiconductors. Although we did not experience shortages during fiscal year 2006, we have experienced this in the past, and may again in the future, experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

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

The proprietary technologies of our MPI segment and are primarily protected through patent and trade secret protection. As of March 31, 2006, we owned three U.S. issued patents and one foreign patent, and MPI had no patent applications pending. The four patents expire at various dates from May 2007 to September 2009. Additionally, MPI has two registered trademarks: the MPI Company logo, and the term “MMCC” (monolithic microwave ceramic circuits).

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

Employees

As of March 31, 2006, we had 71 full-time employees, including 14 in research and development; 45 in manufacturing, production engineering, and quality assurance; 8 in administration; and 4 in sales, marketing, order entry, and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our AML administrative, engineering, and manufacturing facility is located in a 25,017 square foot leased building in Camarillo, California. The lease for this space expires in April 2008 and we intend to enter into a new lease at that time. Our MPI division operates in a 3,868 square foot industrial/office condominium located at 3350 Scott Boulevard in Santa Clara, California. The building was purchased

February 3, 2006. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

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

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2005
First quarter	$1.63	$0.65
Second quarter	$1.25	$1.01
Third quarter	$1.32	$0.85
Fourth quarter	$1.43	$1.11
Fiscal year ended March 31, 2006
First quarter	$1.44	$0.86
Second quarter	$1.45	$1.05
Third quarter	$1.40	$1.06
Fourth quarter	$1.36	$1.14

At June 16, 2006, there were approximately 91 holders of record of our common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants, and other factors.

Equity Compensation Plans

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
1995 Equity compensation plans approved by security holders	None	None	None
2005 Equity compensation plans not approved by security holders(1)	1,937,750	$1.06	628,074
Total	1,937,750	$1.06	628,074

(1)          In November 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved and subject to the 2005 Plan. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company. All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The Board of Directors has full authority to administer the 2005 Plan, including but not limited to, the authority to designate eligible persons, grant awards, interpret the 2005 Plan, prescribe, rescind or amend the rules and regulations of the 2005 Plan, make all other determinations necessary or advisable for the administration of the 2005 Plan, and also delegate to one or more executive officers of the Company the authority to grant an Award under the 2005 Plan to plan participants who are not insiders of the Company. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock and number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. Unless earlier terminated as provided in the plan, the 2005 Plan will terminate on October 31, 2015.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers serving primarily the defense microwave market. Our business is comprised of two reportable segments, AML, which represented 76.5% of 2006 product revenue, and MPI, which represented 23.5% of 2006 product revenue.

Our AML segment includes low noise and power amplifiers with frequencies that range from 50kHz to 26GHz. In February 2001, we made a strategic decision to focus our resources on the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $6.6 million in fiscal 2005, and $9.1 million in fiscal 2006.

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

Results of Operations

The following table summarizes our results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2006 and 2005.

For the fiscal year ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense Microwave and other	$7,116	75.2%	$2,221	23.4%	$9,337	98.6%
PCS and wireless messaging	—	—	—	—	—	—
Cellular, wireless telephony and other	129	1.4	—	—	129	1.4
Total net sales	7,245	76.6%	2,221	23.4%	9,466	100.0%
Cost of goods sold	4,610	48.8	744	7.8	5,354	56.6
Gross profit	$2,635	27.8%	$1,477	15.6%	$4,112	43.4%
Operating expenses:
Selling, general and administrative	1,620	17.1	641	6.8	2,261	23.9
Research and development	1,106	11.7	127	1.3	1,233	13.0
Operating profit	(91)	(.9)	709	7.6	618	6.5
Other income (expense), net	(8)	0.0	5	0.0	(3)	0.0
Profit before income taxes	(99)	(.9)	714	0.0	615	6.5
Income tax expense (credit)	(1,630)	17.2	—	0.0	(1,630)	17.2
Net profit	$1,531	16.1%	$714	7.6%	$2,245	23.7%

For the fiscal year ended March 31, 2005:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense Microwave and other	$6,615	76.5%	$1,286	14.8%	$7,901	91.3%
PCS and wireless messaging	5	0.1	—	—	5	0.1
Cellular, wireless telephony and other	744	8.6	—	—	744	8.6
Total net sales	7,364	85.2%	1,286	14.8%	8,650	100.0%
Cost of goods sold	4,323	49.9	443	5.2	4,766	55.1
Gross profit	$3,041	35.1	$843	9.8	$3,884	44.9
Operating expenses:
Selling, general and administrative	1,701	19.6	368	4.3	2,069	23.9
Research and development	851	9.8	62	0.8	913	10.6
Operating profit	489	5.6	413	4.8	902	10.4
Other income (expense), net	(87)	(1.0)	48	0.5	(39)	(0.5)
Profit before income taxes	402	4.6	461	5.3	863	9.9
Income tax expense (credit)	(72)	(0.8)	—	0.0	(72)	(0.8)
Net profit	$474	5.4%	$461	5.4%	$935	10.8%

Fiscal Years Ended March 31, 2006 and 2005

Net sales.   Net sales for fiscal 2006 were $9.5 million, compared to $8.7 million in fiscal 2005. The increase in net sales is attributable to continued growth in the defense sector and revenues generated from our MPI division. Sales of cellular and other products were $129,000 or 1.4% of net sales in 2006, as compared to $744,000, or 8.6% of net sales in fiscal 2005. MIC sales continued to increase with sales of $9.3 million, or 98.6% of net sales in fiscal 2006, compared to $7.9 million, or 91.2% of net sales for fiscal 2005. We believe the increase in sales of MIC products is the result of our aggressive penetration of the fractured MIC market and an increase in demand for defense related MIC products related to the procurement of upgrade, replacement, and spare parts for defense applications. If defense spending increases, we anticipate that MIC sales will continue to be a significant portion of our revenue. Sales to two customers, Raytheon and L 3 Communications, represented 12.3% and 6.6% of net sales in 2006, respectively, as compared to sales to two customers, Raytheon and Government of Israel Ministry of Defense, who represented 12.8% and 8.2% of net sales in 2005, respectively.

Sales for the last quarter of fiscal 2006 were $1.9 million. This was below our forecast, and was a result of our heavy new product development which caused inefficiencies and delays in delivery. The Company, however, views projects that are long term yet demand heavy initial development as an investment to benefit shareholders in the future.

The loss for the fourth quarter was $209,000 before adjustment for deferred tax valuation. This includes earnings from operations of $1,300 before adjustments of: accrual to inventory reserve $150,000, additional bonus accrual  $30,000, and warranty expense addition  $25,000.

Domestic and international net sales were approximately 82.1% and 17.9% of our net sales, respectively, for the year ended March 31, 2006. For the year ended March 31, 2005, domestic and international net sales were approximately 71.6% and 28.4% of our net sales, respectively. Net sales are attributed to geographic areas based on the location of the customer to which our products are shipped. International net sales primarily consist of sales to customers in Israel, France and Turkey. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those net sales as domestic revenues, we cannot be certain of the extent to which our domestic and international net sales is impacted by the practices of our customers.

Gross profit.   Gross profit for fiscal 2006 was $4.1 million, or 43.4% of net sales, compared to a gross profit in fiscal 2005, of $3.9 million, or 44.9% of net sales. The decrease in margin was due to the lower volume of sales from the AML division and increase in the excess inventory reserve of $150,000.

Selling, general, and administrative costs.   Selling, general and administrative costs for fiscal 2006 were $2.3 million, or 23.9% of net sales, compared to $2.1 million, or 23.9% of net sales, for fiscal 2005. The increase is attributable to commissions at $26,000 as a result of higher MPI sales.  AML had an increase of $43,000 due to a new hire and general employee pay increases. Administrative expenses were higher due to additional recruitment and consulting fees in the amount of $25,000 and $23,000 respectively.

Research and development costs.   Research and development costs for fiscal 2006 were $1.2 million, or 13% of net sales, compared to $913,000, or 10.6% of net sales, for the corresponding period in fiscal 2005. The increase is attributable to $224,000 relating to new hires, and general pay increases. An additional $57,000 increase was due to R&D material expense and $6,000 for travel related expenses.

Other expense, net.   Other expense for fiscal 2006 was $3,000, as compared to $39,000 for fiscal 2005. The decrease is attributable to all capital leases being paid down during the year. For fiscal 2005, the $39,000 was interest expense of $96,000 which was offset by interest income of $30,000 from short-term cash investments and by $27,000 of reversals from over-accrued liabilities.

In 2007, we expect total operating expenses to increase as we continue to invest in infrastructure and new product development. We expect operating expenses generally will increase more slowly than increases in revenue.

Provision for income taxes.   We recorded tax credits of $1,662,000 in fiscal 2006 and identified tax credits on the balance sheet as a Deferred Tax Allowance. This represents both tax credits and net operating losses carried forward. An additional tax allowance over the next two fiscal years is estimated at $3.3 million.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000. The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at March 31, 2006 was $0.

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

On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at March 31, 2006; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At March 31, 2006, we had an outstanding balance of $ 0 under this agreement and our remaining borrowing capacity was approximately $1,000,000 available under the accounts receivable agreement. Under the equipment financing agreement, we had an outstanding balance of $248,000 at March 31, 2006 with a remaining borrowing capacity of approximately $752,000 available.

At March 31, 2006, we had $2,367,000 in cash and cash equivalents. Our operating activities provided cash of approximately $1.3 million in fiscal 2006, primarily as a result of inventory and receivable reductions, compared to providing cash of $341,000 in 2005. Net cash used in investing activities amounted to $1.3 million in 2006, as compared to net cash provided from investing activities of $726,000 in 2005, of which nearly $1.2 million was received from the MPI acquisition, offset by net capital equipment expenditures of $464,000. Net cash provided by financing activities was $864,000 in 2006, as compared to net cash used in financing activities of $456,000 in 2005, $338,000 of which was the result of the paying off all notes payable and $136,000 used in paying down capital lease obligations.

We anticipate capital expenditures of approximately $600,000 in fiscal 2007. We believe that funds will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2006 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations, including purchase commitments at March 31, 2006, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Payment due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Dollars in Thousands)
Long term lease obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	607	196	394	17	—
Total contractual cash obligations	$607	$196	$394	$17	$—

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

As a percentage of total revenues, our net sales to our two largest customers; Raytheon and L3 Communications, during the fiscal year ended March 31, 2006 totaled approximately 18.9%, accounting for $1.8 million of our revenues in fiscal 2006. These customers rely on the defense industry for orders and the defense industry relies upon the United States and foreign governments for funding. Changes in funding may occur if there is a change in the current administration or the government reduces defense spending. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

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

Our primary competitors are Teledyne Defense, Miteq, and Endwave Defense Systems and Sofia Wireless. These competitors are much larger than we are and have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of microwave integrated circuits for use by the defense industry. However, we have no contractual agreement with contractors that requires them purchase minimum quantities with whom we do business and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, as well as the value of your securities, could be materially adversely affected.

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

We completed our acquisition of Microwave Power, Inc. on June 18, 2004. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

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

Quantitative and Qualitative Disclosures About Market Risk

We have some risk exposure from interest rates being unfavorable. At March 31, 2006, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AML Communications, Inc.

Camarillo, CA

We have audited the accompanying consolidated balance sheet of AML Communications, Inc. and subsidiary as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. and subsidiary as of March 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.
KABANI & COMPANY, INC.
Los Angeles, California
June 16, 2006

AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,367,000
Accounts receivable, net of allowance for doubtful accounts of $36,967	1,066,000
Inventories, net	1,582,000
Other current assets	282,000
Total current assets	5,297,000
Property and Equipment, at cost	5,106,000
Less: Accumulated depreciation and amortization	(3,425,000)
Property and Equipment, net	1,681,000
Deferred Tax Asset	1,662,000
Intangible Assets:
Technologies, net	811,000
Patents, net	146,000
Customer lists, net	132,000
Trademarks	180,000
Other Assets	15,000
$9,924,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$249,000
Accounts payable	153,000
Current portion of long term debt	10,000
Accrued expenses:
Accrued payroll and payroll related expenses	477,000
Accrued income taxes	1,000
Other accrued liabilities	111,000
Total current liabilities	1,001,000
Notes Payable	629,000
Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; shares issued and outstanding 10,234,166	102,000
Capital in excess of par value	13,494,000
Accumulated deficit	(5,302,000)
Total stockholders’ equity	8,294,000
$9,924,000

The accompanying notes are an integral part to these consolidated financial statements

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2006	March 31, 2005
Net sales	$9,466,000	$8,650,000
Cost of goods sold	5,354,000	4, 766,000
Gross profit	4,112,000	3,884,000
Operating Expenses:
Selling, general and administrative	2,261,000	2,069,000
Research and development	1,233,000	913,000
Total operating expenses	3,483,000	2,982,000
Profit from operations	618,000	902,000
Other income (expense):
Interest income	37,000	30,000
Interest expense	(40,000)	(96,000)
Other	000	27,000
Total other income (expense)	(3,000)	(39,000)
Profit before provision for income taxes	615,000	863,000
Provision for income taxes	(1,630,000)	(72,000)
Net profit	$2,245,000	$935,000
Basic earnings per common share	$0.22	$0.10
Basic weighted average number of shares of common stock outstanding	10,098,000	9,130,000
Diluted earnings per common share	$0.21	$0.08
Diluted weighted average number of shares of common stock outstanding	10,699,000	11,028,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2005 AND 2006

	Common Stock		Capital in Excess of	Retained Earnings/ Accumulated
	Shares	Amount	Par Value	Deficit	Totals
Balance, March 31, 2004	7,837,584	$73,000	$10,338,000	$(8,481,000)	$1,930,000
Adjustments*	—	5,000	(5,000)	(1,000)	(1,000)
Options Exercised	28,750	1,000	5,000	—	6,000
Warrants Exercised	52,500	1,000	12,000	—	13,000
Shares Issued in Connection with MPI Acquisition	2,138,282	21,000	3,036,000	—	3,057,000
Net Income	—	—	—	935,000	935,000
Balance, March 31, 2005	10,057,116	101,000	13,386,000	(7,547,000)	5,940,000
Options Exercised	177,050	1,000	108,000	—	109,000
Net Income	—	—	—	2,245,000	2,245,000
Balance, March 31, 2006	10,234,166	$102,000	$13,494,000	$(5,302,000)	$8,294,000

*                    Reclassification from additional paid-in-capital to common stock at par value of $0.01 for options exercised in fiscal year ended March 31, 2002

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2006	March 31, 2005
Cash Flows from Operating Activities:
Net Income	$2,245,000	$935,000
Adjustments to reconcile net profit to net cash provided by operating activities:
Debt discount fees	—	22,000
Depreciation	322,000	254,000
Bad debt expense	(13,000)	16,000
Inventory Reserves	(36,000)	164,000
Amortization	216,000	184,000
Loss (gain) on sale of fixed assets	—	(2,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	238,000	(518,000)
Inventories	184,000	(285,000)
Other current assets	(129,000)	11,000
Other assets—Deferred Tax Asset	(1,662,000)	—
Increase (decrease) in:
Accounts payable	(94,000)	(296,000)
Accrued income taxes	(18,000)	(274,000)
Accrued expenses	19,000	130,000
Net cash provided by operating activities	1,272,000	341,000
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,357,000)	(464,000)
Proceeds from the sale of property and equipment	—	40,000
Long-term cash investments	—	—
Cash received in the MPI acquisition	—	1,150,000
Net cash provided by (used in) investing activities	(1,357,000)	726,000
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	109,000	5,000
Proceeds from exercise of warrants	—	13,000
Proceeds from line of credit, net	169,000	—
Proceeds (payments) notes payable	639,000	(295,000)
Proceeds (payments) notes payable—investors	—	(43,000)
Principal payments on capital lease obligations, net	(53,000)	(136,000)
Net cash provided by (used in) financing activities	864,000	(456,000)
Net increase in Cash and Cash Equivalents	779,000	611,000
Cash and Cash Equivalents, beginning of period	1,588,000	977,000
Cash and Cash Equivalents, end of period	$2,367,000	$1,588,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. Line of Business

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

Concentration of Cash

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2006, the Company had cash and cash equivalent balances totaling $1,819,000 in financial institutions, which were in excess of federally insured amounts.

Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During fiscal 2006, the Company had sales to two customers that represented 12.3% and 6.6% of net sales, respectively, as compared to fiscal 2005, in which the Company had sales to two customers, which represented 12.8% and 8.2% of net sales, respectively. As of March 31, 2006, these two customers comprised 6.1% and 34.3%, of accounts receivable, respectively.

The Company’s customers are comprised primarily of defense sub contractors, cellular service providers, and original equipment manufacturers (“OEMs”). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2006, international sales were $1.7 million, or 17.9% of net sales, as compared to $2.5 million, or 28.4% of net sales in fiscal year ended March 31, 2005.

Revenue Recognition

We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•       Persuasive evidence of an arrangement exists;

•       Delivery has occurred or services have been rendered;

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

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

Inventories include costs of material, and manufacturing overhead on work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

March 31, 2006
Raw materials, net of reserve	$963,000
Work in process	412,000
Finished goods	207,000
$1,582,000

The reserve for inventory at March 31, 2006 was $481,000.

Depreciation and Amortization

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense for the years ended March 31, 2006 and March 31, 2005 was $322,000 and $254,000 respectively.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

March 31, 2006
Building	$800,000
Machinery and equipment	3,477,000
Furniture and fixtures	146,000
Leasehold improvements	683,000
$5,106,000

On February 3, 2006 the company purchased the building that houses MPI located at 3350 Scott Blvd. 25 Santa Clara, California for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88 each which includes principle and interest and one irregular last payment of $556,594.48. The company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the the deed of trust on the building.

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2006, the Company recognized no impairment.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

At March 31, 2006, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(44,000)	$145,000
Existing Technology	961,000	(150,000)	811,000
Customer List	339,000	(207,000)	132,000
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(401,000)	$1,269,000

The Company assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization. Trademarks were assigned as having an indefinite life.

Amortization expense from continuing operation for the year ended March 31, 2006 was $216,000. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount
2007	$216,000
2008	$122,000
2009	$103,000
2010	$103,000
2011	$103,000

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

The Company had 1,760,000 of granted stock options and warrants that were exercisable as of March 31, 2006 and 1,898,000 of granted stock options and warrants exercisable at March 31, 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended March 31, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$2,245,000	10,098,000	$0.22
Effect of dilutive securities:
Stock options		449,000
Warrants		152,000
Diluted earnings per share:	$2,245,000	10,699,000	$0.21

Year ended March 31, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$935,000	9,130,000	$0.10
Effect of dilutive securities:
Stock options		1,635,000
Warrants		263,000
Diluted earnings per share:	$935,000	11,028,000	$0.08

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

The following is information for the Company’s reportable segments for the year ended March 31, 2006:

For the year ended March 31, 2006:

	AML	MPI	Unallocated	Total
	(Dollars in Thousands)
Revenue	$7,245	$2,221	—	$9,466
Gross Profit	2,635	1,477	—	4,112
Depreciation & amortization (includes intangibles)	299	239	—	538
Interest expense	40	—	—	40
Other, net	(32)	(5)	—	(37)
Profit from continuing operations before tax	(99)	714	—	615
Identifiable assets	5,421	4,503	—	9,924
Capital Expenditures	$1,314	43	—	$1,357

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

For the year ended March 31, 2005:

	AML	MPI	Unallocated	Total
	(Dollars in Thousands)
Revenue	$7,364	$1,286	—	$8,650
Gross Profit	3,041	843	—	3,884
Depreciation & amortization (includes intangibles)	231	208	—	439
Interest expense	96	—	—	96
Other, net	2,240	174	—	2,414
Profit from continuing operations before tax	402	461	—	863
Identifiable assets	3,196	3,712	—	6,908
Capital Expenditures	437	27	—	464

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

Product Lines

The Company operates as two reportable business segments. The AML segment designs and manufactures RF and microwave, power and low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving the Defense Microwave, Commercial Microwave, and Wireless Communications Markets. The MPI segment manufactures solid state microwave amplifiers. This proprietary technology is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters, and test instrumentation. The revenues earned by each product line are as follows:

For the Fiscal Year Ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense microwave and other	$6,938	73.2%	$2,180	23.1%	$9,118	96.3%
PCS and two-way messaging	196	2.1	41.4		237	2.5
Cellular and other	111	1.2	—	—	111	1.2
Total net sales	$7,245	76.5%	$2,221	23.5%	$9,466	100.0%

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

For the Fiscal Year Ended March 31, 2005:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense microwave and other	$6,615	76.5%	$1,286	14.8%	$7,901	91.3%
PCS and two-way messaging	5.1		—	—	5.1
Cellular and other	744	8.6	—	—	744	8.6
Total net sales	$7,364	85.2%	$1,286	14.8%	$8,650	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
International Sales	$1,328	14.1%	$373	3.9%	$1,701	17.9%
Domestic sales	5,917	62.5	1,848	19.5	7,765	82.1
Total Sales	$7,245	76.6%	$2,221	23.4%	$9,466	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2005:

	AML		MPI		Total
	(Dollars in thousands)
International Sales	$2,145	24.8%	$310	3.6%	$2,455	28.4%
Domestic Sales	5,219	60.4	976	11.2	6,195	71.6
Total Sales	$7,364	85.2%	$1,286	14.8%	$8,650	100.0%

Research and Development Costs

Research and development costs for fiscal 2006 were $1,233,000, or 13% of net sales, compared to $913,000, or 10.6% of net sales, for the corresponding period in fiscal 2005. Of the increase of $283,000 is attributed to additional new hires and general wage increases. Research and development costs are charged to expense as incurred.

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

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

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the year ended March 31, 2006. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model, and assumes graded vesting.

For the year ended ended:	March 31, 2005	March 31, 2006
Net income as reported	$935,000	$2,245,000
Less: stock-based compensation expense, net of related tax effects	(71,000)	(63,000)
Pro forma net income	$864,000	$2,182,000
Basic earnings per share—as reported	$0.10	$0.22
Diluted earnings per share—as reported	$0.08	$0.21
Basic earnings per share—pro forma	$0.09	$0.22
Diluted earnings per share—pro forma	$0.07	$0.20

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.9%
Expected life of the options	3.95 years
Expected volatility	121.2%
Expected dividend yield	—

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2006 and 2005 were $50,000 and $60,000, respectively.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued FASB Statement No. 123R “Shared-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No.. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2006. The Company is evaluating the impact of the adoption of this standard on its financial statements.

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of any accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows, and results of operations.

In June, 2005 the EITF reached consensus on Issue No. 05-6. Determining the Amortization Period for Leasehold Improvements (“EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February, 2006 FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principle-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative statement is effective for all financial instruments acquired or issued after beginning of the Company’s first fiscal quarter that begins September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. The Statement:

1.                Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. Summary of Significant Accounting Policies (Continued)

2.                Requires all separately recognized servicing liabilities to be initially measured at fair value, if practicable

3.                Permits an entity to choose ‘Amortization Method’ or Fair value measurement method’ for each class of separately recognized servicing assets liabilities.

4.                At its initial adoption permits a one time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing liabilities that a servicer elects to subsequently measure at fair value.

5.                Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

3. Debt and Lease Commitments

Accounts Receivable Financing

On July 27, 2005, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, increasing the credit facility from $1.5 million to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including net profit after tax, on a quarterly basis, of at least $0.01, and a debt service coverage ratio with respect to equipment advances. We were in compliance with these requirements at March 31, 2006; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 27, 2006 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 27, 2005, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At March 31, 2006 we had an outstanding balance of $ 0 under this agreement and our remaining borrowing capacity was approximately $1,000,000 available under the accounts receivable agreement. Under the equipment financing agreement, we had an outstanding balance of $248,000 at March 31, 2006 with a remaining borrowing capacity of approximately $752,000 available.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

3. Debt and Lease Commitments (Continued)

Note Payable

On February 3, 2006 the company purchased the building that houses MPI located at 3350 Scott Blvd. 25 Santa Clara, California for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88 each which includes principle and interest and one irregular last payment of $556,594.48. The company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the the deed of trust on the building.

Capital and Operating Lease Obligations

The Company leases its office space and manufacturing facility under a long-term operating lease expiring April 2008. Total rent expense under these operating leases was approximately $183,000 and $244,000 during the years ended March 31, 2006 and 2005, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Year ending March 31,
2007	$196,000
2008	198,000
2009	17,000
Thereafter	—
$411,000

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

The components of the income tax provision for the years ended March 31, 2005 and 2006, were as follows:

	March 31, 2005	March 31, 2006
Current	$(72,000)	$32,000
Deferred	—	1,662,000
	$(72,000)	$1,630,000

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

4. Income Taxes (Continued)

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2005 and 2006 are as follows:

	March 31, 2005		March 31, 2006
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory federal rate	$278,000	34.0%	$209,000	34.0%
State income taxes, net of federal income tax	(97,000)	(11.8)	(237,000)	(38.5)
Effect of permanent differences	64,000	7.8	61,000	9.9
Change in valuation allowance	(325,000)	(39.7)	(1,662,000)	(270.2)
Other	8,000	0.9	(1,000)	0.1
	$(72,000)	(8.8)%	$(1,630,000)	(263.0)%

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

A detail of the Company’s deferred tax assets and liabilities as of March 31, 2006 follows:

Deferred Tax Assets and liabilities	Balance
Inventory reserves	$206,000
Allowance for doubtful accounts	16,000
Accrued vacation	69,000
Accrued warranty and customer support	11,000
Other	(65,000)
General tax credit carry-forwards	1,675,000
Net operating loss carry-forwards	3,436,000
Depreciation	(42,000)
5,306,000
Valuation allowance	(3,644,000)
Total	$(1,662,000)

As of March 31, 2006, the Company had federal net operating loss carry-forwards of approximately $8.7 million, expiring at various dates through 2024.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

5.   Stockholders’ Equity

Stock Option Plan

The Company’s Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 3,500,000 shares of common stock for periods not to exceed 10 years. Options typically vest 20% after one year from the date of grant with remaining options vesting at a rate of 20% per year thereafter. Options may be granted to employees, officers, directors and consultants.

Plan Duration

The original 1995 Stock Incentive Plan became effective on November 3, 1995 and has been amended and restated on June 24, 1998, July 26, 2000, June 26, 2001 and on June 10, 2002, and July 12, 2005.   After termination of the Amended Plan, no additional Awards may be granted thereunder. Although Common Stock may be issued on or after November 1, 2005 pursuant to the exercise of Awards granted prior to such date, no Common Stock shall be issued under the Amended Plan on or after October 31, 2015.

Activity under the amended plan is as follows (1):

Fifth Amended and Restated 1995 Stock Incentive Plan	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2004	1,863,613	$1.79
Granted	192,000	1.38
Exercised	(28,750)	.18
Canceled	(38,125)	.87
Outstanding at March 31, 2005	1,988,738	$1.00
Granted	257,500	1.10
Exercised	(177,050)	.61
Canceled	(131,438)	1.51
Outstanding at March 31, 2006	1,937,750	$1.06
Exercisable at March 31, 2006	1,536,850	$1.06

The weighted average fair value for options granted during each year was $0.53 and $0.96 for fiscal 2006 and fiscal 2005, respectively.

The number of common stock options available for grant as of each year was 628,074 for fiscal 2006 and 254,136 for fiscal 2005.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

5.   Stockholders’ Equity (Continued)

Options outstanding at March 31, 2006 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 - $0.50	266,200	6.87	$0.15	244,700	$0.14
$0.51 - $1.00	1,238,250	5.83	$0.91	1,135,750	$0.92
$1.01 - $2.00	357,300	7.71	$1.31	80,400	$1.59
$2.01 - $5.00	47,250	3.75	$3.24	47,250	$3.24
$5.01 - $15.75	28,750	1.00	$9.47	28,750	$9.47
$0.11 - $15.75	1,937,750	6.16	$1.06	1,536,850	$1.06

GRANTED

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2006 and 2005: dividend yields of 0% and 0%, respectively; expected volatility of 51% and 99%, respectively; risk-free interest rates of 6.54% and 4.42%, respectively; and expected lives of 4.25 and 4.55, respectively. The weighted-average fair value of options granted during the year ended March 31, 2006 for which the exercise price equals the market price on the grant date was $.53, and the weighted-average exercise price was $1.10.

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

Warrants

In connection with the renewal of the Company’s accounts receivable financing facility through Silicon Valley Bank in November 2000, the Company sold Silicon Valley Bank warrants to purchase an aggregate of 27,429 shares of the Company’s common stock at $2.1875 per common share and recorded a charge of $59,000 for the year ended March 31, 2001. These warrants expire in November 2007, and as of March 31, 2006, none of the shares related to these warrants have been exercised.

In connection with the March 2001 private placement of $500,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 40,000 shares of our common stock at a price of $1.125. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in March 2006, and as of March 31, 2006, none of the shares related to this warrant have been exercised.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

5.   Stockholders’ Equity (Continued) (Continued)

In connection with the September 2001 private placement of $100,000 by a group of investors led by Jacob Inbar, we issued warrants to the non-employee investors to purchase a total of 8,000 shares of our common stock at a price of $0.65. We did not record a charge in connection to these warrants as the charge is considered to be immaterial to the financial statements. These warrants expire in September 2006 and as of March 31, 2006, none of the shares related to this warrant have been exercised.

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at $35,000 and are expensing this value over the term of the notes payable. For fiscal year ended March 31, 2005, a total of $22,000 was charged to the consolidated statement of operations. On November 2, 2004, the Board of Directors approved the early payoff of these notes payable and these notes were paid in full on November 9, 2004. As of March 31, 2006, 52,500 shares related to these warrants have been exercised.

7.   Employee Benefit Plan

The Company has a defined contribution 401(k) employee retirement plan (the “Plan”). Under the terms of this Safe Harbor Plan, (covering the period of 4/1/05 to 3/31/06) the Qualified Matching Contribution is defined as follows: The matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for the plan year, fiscal year ended March 31, 2006. The pay may be restricted to the annual pay limit announced by the IRS*. (* This limit will be adjusted to reflect any annual cost-of living increases announced by the IRS.)  All eligible employees may participate in this plan. After meeting the three-month minimum of employment with the Company, employees become eligible and may choose to enroll at the next quarterly open enrollment. Contributions to the Plan for fiscal year 2005 and 2006 were $46,000 and $95,000 respectively.

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

9.   Related Party Transactions

In July 2003, we raised $245,000 ($100,000 of which was a conversion from an advance received in June 2003) from current officers and directors and $43,000 from other investors in the form of notes payable with warrants attached. The funds were used for working capital. The promissory notes bear interest at the rate of 8% and have a two-year maturity. Warrants to purchase a total of 240,000 shares of our common stock were issued in connection with the funding. The per share exercise price of the warrants is $0.24. The warrants expire five years from the date of issuance. We have valued these warrants at

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

9.   Related Party Transactions (Continued)

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

The Microwave Power, Inc. (MPI) acquisition was driven by a number of key factors, including:

1.)           Technologically, MPI’s semi-monolithic, gold filled via’s, air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that the Company believes are complimentary and additive to those available to AML prior to the acquisition.

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

Of the 1,670,000 of acquired intangible assets, $189,000 was assigned to patents (8 year useful life), $961,000 was assigned to Existing Technology (12 year useful life), and $339,000 was assigned to Customer

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2006

10.   Acquisition of Microwave Power, Inc. (Continued)

Lists (3 year useful life). All are subject to amortization. The balance of $181,000 was assigned to trademarks, which have an indefinite life and therefore should not be amortized.

11.   Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard 95.

The Company paid $32,000 and $0 income tax and $40,000 and $96,000 interest during the years ended March 31, 2006 and 2005 respectively.

Cash flows from financing and investing activities for the year ended March 31, 2005 excludes the effect of issuance of 2,117,108 shares of common stock valued at $1.43 per share with total consideration of $3,028,000 as purchase consideration for the acquisition of Microwave Power Inc.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.   CONTROLS AND PROCEDURE

(a)           Evaluation of disclosure controls and procedures.   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms  and (ii)  is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)          Changes in internal controls over financial reporting.   There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on September 7, 2006.

ITEM 10.   EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on September 7, 2006.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the information under the caption “Principal Stockholders” in the Company’s definitive proxy statement for the 2006 Annual Meeting of the Stockholders to be held on September 7, 2006.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on September 7, 2006.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following are attached as Exhibits to this Form 10-KSB:

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(8)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA(8)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(8)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(8)
10.16	Interim Lease and Proposed Lease Terms(9)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(10)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(11)*
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(12)
10.20	Business Financing Modification with Bridge Bank dated January 19, 2006(12)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(13)

10.22	Loan Agreement with Bank of America for purchase of MPI building(12)
10.23	2005 Equity Incentive Plan(15)
23.1	Consent of Independent Registered Public Accounting Firm(14)
31.1	Certification by the Chief Executive Officer(14)
31.2	Certification by the Chief Financial Officer(14)
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act(14)

(1)          Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)          Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

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

(12)   Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(13)   Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005 and incorporated herein by reference.

(14)   Filed herewith.

(15)   Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

*                    Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2005 and March 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” include fees related to (or paid for) in the fiscal year ended March 31, 2005 and fees related to fiscal year ended March 31, 2006. Included in the “Audit Related Fees” for the fiscal year ended March 31, 2005, there was $70,000 in audit fees directly related to the MPI acquisition during fiscal year ended March 31, 2005, which were capitalized acquisition costs and included in the Purchase Price Allocation.

	For the period ending
	March 31, 2005	March 31, 2006
(i) Audit fees	$73,000	$63,000
(ii) Audit related fees	34,000	25,000
(iii) Tax fees	—	—
(iv) All other fees	2,000	2,000
	$109,0000	$90,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.
By:	/s/ JACOB INBAR
Jacob Inbar, President and Chief Executive Officer Dated: June 26, 2006

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob Inbar and James M. Fornear, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant anJames M. Forneard in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JACOB INBAR	President, Chief Executive Officer and	June 26, 2006
Jacob Inbar	Chairman of the Board
/s/ TIBERIU MAZILU	Vice President-Engineering and Director	June 26, 2006
Tiberiu Mazilu
/s/ EDWIN J. MCAVOY	Secretary, Vice President-Sales, and Director	June 26, 2006
Edwin J. McAvoy
/s/ JAMES M. FORNEAR	Chief Financial Officer	June 26, 2006
James M. Fornear
/s/ RICHARD W. FLATOW	Director	June 26, 2006
Richard W. Flatow
/s/ GERALD M. STAREK	Director	June 26, 2006
Gerald M. Starek