Form 10QSB
period 2006-06-30
AML COMMUNICATIONS INC
filed 2006-08-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         June 30, 2006

or

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

Common Stock Outstanding as of August 11, 2006: 10,234,166 shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(unaudited)

June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,804,000
Accounts receivable, net of allowance for doubtful accounts of $37,000	1,330,000
Inventories, net	1,601,000
Other current assets	120,000
Total current assets	4,855,000

Property and Equipment, at cost	5,467,000
Less: Accumulated depreciation	(3,512,000)
Property and Equipment, net	1,955,000

Deferred Tax Asset	1,662,000
Intangible Assets:
Technologies, net	790,000
Patents, net	140,000
Customer lists, net	104,000
Trademarks	181,000
Other Assets	16,000
$9,703,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$207,000
Accounts payable	173,000
Current portion of long term debt	10,000
Accrued expenses:
Accrued payroll and payroll related expenses	202,000
Accrued income taxes	8,000
Other accrued liabilities	130,000
Total current liabilities	730,000

Notes Payable	626,000

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,234,166 shares issued and outstanding at June 30, 2006.	102,000

Capital in excess of par value	13,520,000
Accumulated deficit	(5,275,000)
Total stockholders’ equity	8,347,000
$9,703,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended
	June 30,	June 30,
	2006	2005

Net sales	$2,302,000	$2,486,000
Cost of goods sold	1,323,000	1,346,000
Gross profit	979,000	1,140,000

Operating expenses:
Selling, general & administrative	618,000	603,000
Research and development	319,000	283,000
Total operating expenses	937,000	886,000
Income from operations	42,000	254,000

Other income (expense), net	(8,000)	3,000
Income before provision for income taxes	34,000	257,000

Provision for income taxes	8,000	8,000

Net income	$26,000	$249,000

Basic and diluted earnings per common share	$0.00	$0.02

Basic and diluted weighted average number of shares of common stock outstanding	10,234,166	10,066,000

Diluted earnings per common share	$0.00	$0.02

Diluted weighted average number of shares of common stock outstanding	10,832,930	12,009,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Month Periods Ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities:
Net Income	$26,000	$249,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Debt discount fees	—	—
Depreciation	89,000	74,000
Bad debt expense	—	5,000
Inventory Reserves	3,000	23,000
Stock Option Expenses	26,000	—
Decrease (increase) in:
Accounts receivable	(264,000)	89,000
Inventories	(22,000)	(32,000)
Other current assets	161,000	45,000
Increase (decrease) in:
Accounts payable	20,000	308,000
Accrued state income taxes	8,000	(19,000)
Accrued expenses	(257,000)	48,000
Net cash (used in) provided by operating activities	(156,000)	844,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(364,000)	(394,000)
Cash received in the MPI acquisition	—	—
Net cash used in investing activities	(364,000)	(394,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	3,000
Proceeds from line of credit, net	(42,000)	(5,000)
Proceeds from notes payable	(2,000)	—
Principle payments capital lease obligations	—	(29,000)
Net cash used in financing activities	(44,000)	(31,000)

Net increase (decrease) in Cash and Cash Equivalents	(564,000)	419,000
Cash and Cash Equivalents, beginning of period	2,368,000	1,588,000
Cash and Cash Equivalents, end of period	$1,804,000	$2,007,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,000	$6,000
Income Taxes	$8,000	$8,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1.             Basis of Presentation

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured and marketed by AML Communications, Inc. for the defense microwave (AML) and high power microwave amplifiers that are designed, manufactured and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had two reportable segments (AML) and (MPI) for the quarter ended June 30, 2005 and the same two reportable segments in the quarter ended June 30, 2006.

We were incorporated in California in 1986 as Advanced Milliwave Laboratories, Inc. Early in 1994, we changed our name to AML Communications, Inc. In December 1995, in conjunction with the initial public offering of our common stock, we changed our state of incorporation from California to Delaware. In May 1996, we moved our principle office and manufacturing facility to our current location, 1000 Avenida Acaso, Camarillo, California 93012.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s March 31, 2006 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

The Company had approximately 1,822,000 of granted stock options and warrants that were exercisable as of June 30, 2006 and approximately 1,943,000 of granted stock options and warrants exercisable at June 30, 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	26,000	10,234,166	$0.00
Effect of dilutive securities:
Stock options		598,764
Diluted earnings per share:	26,000	10,832,930	$0.00

Three months ended June 30, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	249,000	10,066,000	$0.02
Effect of dilutive securities:
Stock options		1,943,000
Diluted earnings per share:	249,000	12,009,000	$0.02

3.             Accounts Receivable

Accounts receivable as of June 30, 2006 are as follows:

Accounts receivable	$1,367,000
Allowance for bad debts	37,000
$1,330,000

4.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

June 30, 2006

Raw material, net of reserve	$1,533,000
Work-in-process	364,000
Finished goods	188,000
$2,085,000

The reserve for inventory at June 30, 2006 was $484,000.

5.             Depreciation and Amortization

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense for the three months ended June 30, 2006 and June 30, 2005 was $87,000 and $74,000 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

June 30, 2006
Building	$800,000
Machinery and equipment	3,831,000
Furniture and fixtures	146,000
Leasehold improvements	690,000
$5,467,000

6.             Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended June 30 2006, the Company recognized no impairment.

At June 30, 2006, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(49,000)	$140,000
Existing Technology	961,000	(171,000)	790,000
Customer List	339,000	(235,000)	104,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(455,000)	$1,215,000

Due to the acquisition of MPI in the quarter ended June 30, 2004, we recorded the intangible assets above. We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization. The value assigned to trademarks, which have an indefinite life, should not be amortized.

Amortization expense from continuing operation for quarter ended June 30, 2006 was $54,000. We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2007	$216,000
2008	$122,000
2009	$122,000
2010	$103,000
2011	$103,000

7.             Debt and lease commitments

Line of credit

At June 30, 2006, we had a line of credit agreement with Bridge Bank. On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount) and $2,500 the second year. We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.00, and to stay within 80% of planned quarterly revenue. We were in compliance with these requirements at June 30, 2006; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2006, we had an outstanding balance of $0 under this agreement and our remaining borrowing capacity was approximately $1,000,000 available under the accounts receivable agreement and $793,000 available under the equipment financing agreement.

Note Payable

On February 3, 2006 the Company purchased the building that houses MPI located at 3350 Scott Blvd. 25 Santa Clara, California for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88 each which includes principle and interest and one irregular last payment of $556,594.48. The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building. As of June 30, 2006, the outstanding note was amounting to $636,000 with $10,000 in current portion.

Operating Lease Obligations

The Company leases its office space and manufacturing facility under an operating lease expiring April 2008. Total rent expense under this operating lease was approximately $47,000 and $45,000 during the three months ended June 30, 2006 and 2005, respectively.

Total minimum lease payments under the above leases are as follows:

	Operating Leases	Total
Year ending March 31,
2007	$196,000	$196,000
2008	198,000	198,000
2009	17,000	17,000
Thereafter	—	—
	$411,000	$411,000

Less—Amount representing interest
Present value of minimum lease payments
Less—Current portion

8.             Equity Transactions

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $26,316 in share-based compensation expense for the three months ended June 30, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. There is no pro forma expense to recognize during the three months ended June 30, 2006.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan. In November 2005, the board established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved. The total aggregate number of shares initially reserved and available for grant and issuance pursuant to this Plan will be 500,000 shares. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Pursuant to the 2005 Plan, during the three months ended June 30, 2006, the Company granted 59,000 stock options as employee compensation.

All of the 59,000 stock options granted on June 8, 2006 have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan. The options will become vested Twenty (20) percent per year over a five year period.

The option exercise price was $1.20 for 59,000 stock options which was the same as fair value of the shares at the time of granting of the options.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2006	1,937,750	$1.06	$118,000
Granted	59,000	—
Forfeited	5,250	—
Exercised	—	—
Outstanding, June 30, 2006	1,991,500	$1.07	$20,000

Following is a summary of the status of options outstanding at June 30, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	266,200	6.62	$0.15	245,950	$0.14
$0.51 - $1.00	1,238,250	5.83	$0.91	1,150,750	$0.92
$1.01 - $2.00	411,050	7.56	$1.30	126,400	$1.46
$2.01 - $5.00	47,250	3.50	$3.24	47,250	$3.24
$5.01 - $15.75	28,750	0.76	$9.47	28,750	$9.47
$0.11 - $15.75	1,991,500	5.95	$1.07	1,599,100	$1.07

For options vested during the three months ended June 30, 2006, the weighted-average fair value of such options was $0.80.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.0%
Expected life of the options	10.00 years
Expected volatility	88.4%
Expected dividend yield	0

For options granted during the three months ended June 30, 2006, the weighted-average fair value of such options was $0.72.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	5.04%
Expected life of the options	10.00 years
Expected volatility	40.37%
Expected dividend yield	0

Warrants

Following is a summary of the warrant activity:

Outstanding, March 31, 2006	222,928
Granted	—
Forfeited	—
Exercised	—
Outstanding, June 30, 2006	222,928

Following is a summary of the status of warrants outstanding at June 30, 2006:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$0.24 - $1.00	195,499	1.59	$0.26	195,499	$0.26
$1.01 - $5.00	27,429	1.42	$2.19	27,429	$2.19
$0.24 - $5.00	222,928	1.56	$0.50	222,928	$0.50

9.             Segments

The Company has two reportable segments consisting of (1) AML Communications, Inc. and (2) Microwave Power, Inc. Our AML Communications segment includes low noise and high power amplifiers with frequencies that range from 50kHz to 26GHz. These products are manufactured and sold through operations in Camarillo, California. Microwave Power, Inc. is a designer, manufacturer and marketer of high power microwave amplifiers. Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500W. These products are manufactured and sold through operations in Santa Clara, California. The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

The following is information for the Company’s reportable segments for the three month periods ended June 30, 2006 and June 30, 2005:

For the three months ended June 30, 2006

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$1,820	$482	—	$2,302

Gross Profit	686	293	—	979
Depreciation & amortization (includes intangibles)	76	67	—	143

Interest expense	19	—	—	19

Other, net	672	111	—	783

Profit from continuing Operations before tax	$(78)	$112	—	$34

Identifiable assets	$5,131	$4,572	—	$9,703

Capital Expenditures	$235	129	—	$364

For the three months ended June 30, 2005

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$1,893	$593	—	$2,486

Gross Profit	774	366	—	1,140
Depreciation & amortization (includes intangibles)	66	62	—	128

Interest expense	6	—	—	6

Other, net	628	121	—	749

Profit from continuing Operations before tax	$74	$183	—	$257

Identifiable assets	$3,505	$3,958	—	$7,463

Capital Expenditures	$394	$—	—	$394

10.          Major customers and vendors

Two customers provided 32% and 30% of net revenue for the three months ended June 30, 2006 and 2005, respectively. Total accounts receivable due from these customers was approximately $453,000 and $274,000 as of June 30, 2006 and 2005, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Two vendors accounted for 26% and 27% of the Company’s net purchases for the three months ended June 30, 2006 and 2005, respectively. Total accounts payable due to these vendors was $14,000 and $19,000 as of ended June 30, 2006 and 2005, respectively.

11.          Subsequent Event

On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against receivables and $1.0 million may be used for equipment advances. We are required to maintain certain financial covenants, including a Quick Ratio of 1.5 to 1.0 and to stay within 80% of planned quarterly revenue. We believe the company is and will be able to fulfill these requirements. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus .50% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount) and $2,500 the second year. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay and early termination fee of 1.0% of the Credit Facility amount.

12.          Reclassifications

Certain comparative amounts have been reclassified to conform with the current year’s presentation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Some of the statements made by us in this Quarterly Report on Form 10-QSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and particularly in the section titled “Additional Factors That May Affect Future Results” which is included in the section titled “Management’s Discussion and Analysis or Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

Overview

We design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers serving primarily the defense microwave market. Our business is comprised of two reportable segments, AML, which represented 79.1% of our 2006 product revenue, and MPI, which represented 20.9% of our 2006 product revenue.

Our AML segment includes low noise and power amplifiers with frequencies that range from 50 kHz to 26 GHz. In February 2001, we made a strategic decision to focus our resources on the defense markets. As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $6.6 million in fiscal 2005, and $9.1 million in fiscal 2006.

We consider the AML segment to be our core business and devote most of our management time and other resources to improving the prospects for this segment. Most of our sales and marketing expenses are in the AML segment. The majority of our research and development spending is dedicated to this segment as well.

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W. In June 2004, we acquired Microwave Power, Inc. and operate it as a division of AML. The MPI division operates independently, with its own marketing, production, and general management team. We intend to expand MPI’s managerial and technical capabilities to address potential for growth of the division as well as knowledge dissemination in expectations of key personnel retiring.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net sales. Net sales for the three months ended June 30, 2006 were $2.3 million, as compared to net sales of $2.5 million for the three months ended June 30, 2005, a decrease of $184,000 or 7.4%. Defense related MIC products accounted for $2.28 million, or 99.5% of net sales for the three months ended June 30, 2006, compared to $2.4 million or 98.3% of net sales for the three months ended June 30, 2005. Sales for MPI were lower than the prior year same period by $112,000 primarily due to a slowdown in orders during fourth quarter of 2006. The reduction of orders during fourth quarter of 2006 is not considered a trend. The reduction in sales for this quarter in comparison to the first quarter last year indicates lower bookings during fourth quarter of 2006.

Gross profit. Gross profit for the three months ended June 30, 2006 was $979,000, or 42.5% of net sales, compared to a gross profit of $1.1 million, or 45.9% of net sales for the three months ended June 30, 2005. The reduction in sales volume accounted for $78,000 of the margin decline. Gross profit, as a percentage of net sales, also decreased due to higher direct material costs due to the shift in product shipments. Direct material costs vary from month to month, due to the product mix. Our products are customer specific and therefore, the material content for these units will vary.

Selling, general and administrative costs. Selling, general, and administrative costs were $618,000, or 26.5% of net sales, for the three months ended June 30, 2006, compared to $603,000, or 24.2% of net sales, for the three months ended June 30, 2005. During the first quarter of fiscal 2007, we began recording the employee stock based compensation expense which amounted to $26,000. Selling expenses also increased as a result of new catalogs and trade show expenses amounting to $18,000 and $11,000, respectively.

Research and development costs. Research and development costs were $319,000, or 13.9% of net sales, for the three months ended June 30, 2006, as compared to $283,000, or 11.4% of net sales, for the three months ended June 30, 2005. The increase reflects the hiring of additional R&D employees and continued investment in R&D projects.

Other expense net. Other expense was $8,000 for the three months ended June 30, 2006, as compared to other income of $3,000 for the three months ended June 30, 2005. The increase in interest expense is attributed to the note payable related to the financing of the MPI building in Santa Clara, California.

Provision for income taxes. For the three months ended June 30, 2006, we recorded a provision of $8,000 for federal and state AMT taxes as compared to the three months ended June 30, 2005, where we recorded $8,000.

Net profit. Net profit was $26,000, or $0.00 per share, for the three months ended June 30, 2006, compared to a net profit of $249,000, or $0.02 per share, for the three months ended June 30, 2005.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

Between July 1, 2000 and December 31, 2001, we entered into capital leases for the purpose of acquiring production and test equipment valued in aggregate at $740,000. The terms of the leases range from 36 months to 60 months and the interest charges range from 8.6% to 15.6%. The total amount remaining on the leases at June 30, 2006 was $0.

In December 2002, the Company entered into a non-cancelable capital lease to acquire test equipment valued in aggregate at approximately $50,000. The terms of the lease call for 36 equal monthly payments of $1,699 commencing in December 2002 and at an annual interest rate of 13.7%. The total amount remaining on the lease at June 30, 2006 was $0.

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

At June 30, 2005, we had a line of credit agreement with Bridge Bank. On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.0, and stay within 80% of planned quarterly revenue. We were in compliance with these requirements at June 30, 2006; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2006, we had an outstanding balance of $0 under this agreement and our remaining borrowing capacity was approximately $1,000,000 available under the accounts receivable agreement and $793,000 available under the equipment financing agreement. A copy of the Business Financing Agreement is filed as Exhibit 10.21 hereto and incorporated herein in its entirely.

At June 30, 2006, we had $1.8 million in cash and cash equivalents. For the three months ended June 30, 2006, our operating activities used cash of approximately $156,000, compared to providing cash of 844,000 for the three months ended June 30, 2005. Net cash used in investing activities, for the acquisition of production equipment, amounted to $364,000 for the three months ended June 30, 2006, as compared to $394,000 net cash used in investing activities during the three months ended June 30, 2005. Net cash used in financing activities was $44,000 for the three months ended June 30, 2006, and $31,000 used in financing for the three months ended June 20, 2005.

We anticipate capital expenditures of approximately $600,000 in fiscal 2007. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At June 30, 2006, we had a line of credit agreement with Bridge Bank, of which $1,000,000 may be used for equipment advances at a rate of such prime rate plus 2.0%. At June 30, 2006, our remaining borrowing capacity was $793,000 available under the equipment financing agreement.

In addition to the funds raised in July 2005, we may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2006 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Inventory. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence. In accounting for inventories, we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and age of the inventory.

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

AML Communications Inc.

/s/: Jacob Inbar
By:	Jacob Inbar, President and
	Chief Executive Officer	Dated: August 14, 2006

EXHIBIT INDEX

2.1	Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave
Power, Inc., a California corporation (1)
3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Form of Indemnity Agreement (2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California
Limited Partnership (3)
10.3	Intellectual Property Security Agreement (4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley
Bank (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon
Valley Bank (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley
Bank (5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications,
Inc. and Silicon Valley Bank (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications
Inc. (6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon
Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar,
Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu
Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (11)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (11)
10.14	Interim Lease and Proposed Lease Terms (8)
10.15	Financing Agreement dated July 8, 2004 with Bridge Bank (9)
10.16	Enterprise Agreement Number 4627 dated August 26, 2004 (10)*
10.17	Business Financing Modification Agreement with Bridge Bank, dated July 27, 2005(12)
10.18	Business Financing Modification Agreement with Bridge Bank dated January 19, 2006 (13)
10.19	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(14)
10.20	2005 Equity Incentive Plan (15)
10.21	Business Financing Agreement with Bridge Bank dated July 17, 2006 (16)
31.1	Certification by the Chief Executive Officer (16)
31.2	Certification by the Director of Finance (16)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (16)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act (16)

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

(7)           Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference.

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

(12)         Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005 and incorporated herein by reference.

(13)         Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(14)         Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement dated July 29, 2005 and incorporated herein by reference.

(15)         Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Proxy Statement dated July 28, 2006 and incorporated herein by reference.

(16)         Filed herewith.

*  Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.