Form 10QSB
period 2006-09-30
AML COMMUNICATIONS INC
filed 2006-11-13
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2006

or

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

Common Stock Outstanding as of November 8, 2006: 10,256,666 shares

Transitional Small Business Disclosure Format: Yes  ☐   No  ☒

AML Communications, Inc.

Index to Form 10-QSB

Item 1.	Financial Statements (Unaudited)

Unaudited Consolidated Balance Sheet as of September 30, 2006

Unaudited Consolidated Statements of Operations for the three month periods ended September 30, 2006 and September 30, 2005 and for the six month periods ended September 30, 2006 and September 30, 2005

Unaudited Consolidated Statements of Cash flows for the six month periods ended September 30, 2006 and September 30, 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

September 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,891,000
Accounts receivable, net of allowance for doubtful accounts of $33,000	1,316,000
Inventories, net	1,717,000
Other current assets	116,000
Total current assets	5,040,000

Property and Equipment, at cost	5,674,000
Less: Accumulated depreciation	(3,621,000)
Property and Equipment, net	2,053,000

Deferred Tax Asset	1,662,000
Intangible Assets:
Technologies, net	771,000
Patents, net	134,000
Customer lists, net	75,000
Trademarks	181,000
Other Assets	17,000
$9,933,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$310,000
Accounts payable	232,000
Current portion of long term debt	11,000
Accrued expenses:
Accrued payroll and payroll related expenses	281,000
Accrued income taxes	15,000
Other accrued liabilities	117,000
Total current liabilities	966,000

Notes Payable, net	624,000

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,234,166 shares issued and outstanding at September 30, 2006.	102,000
Capital in excess of par value	13,549,000
Accumulated deficit	(5,308,000)
Total stockholders’ equity	8,343,000
$9,933,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net sales	$2,150,000	$2,542,000	$4,452,000	$5,028,000
Cost of goods sold	1,240,000	1,420,000	2,563,000	2,766,000
Gross profit	910,000	1,122,000	1,889,000	2,262,000

Operating expenses:
Selling, general & administrative	604,000	545,000	1,222,000	1,148,000
Research and development	325,000	316,000	645,000	599,000
Total operating expenses	929,000	861,000	1,867,000	1,747,000

Income (loss) from operations	(19,000)	261,000	22,000	515,000

Other income (expense), net	(5,000)	5,000	(13,000)	8,000
Income/(loss) before provision for income taxes	(24,000)	266,000	9,000	523,000
Provision for income taxes	8,000	8,000	15,000	16,000

Net income/(loss)	$(32,000)	$258,000	$(6,000)	$507,000

Basic earnings/(loss) per common share	$(0.00)	$0.03	$(0.00)	$0.05

Basic weighted average number of shares of common stock outstanding	10,234,000	10,082,000	10,234,000	10,074,000

Diluted earnings/(loss) per common share	$(0.00)	$0.02	$(0.00)	$0.04

Diluted weighted average number of shares of common stock outstanding	10,628,000	12,016,000	10,703,000	12,008,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Month Periods Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities:
Net Income/(Loss)	$(6,000)	$507,000
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and Amortization	307,000	267,000
Bad debt expense	(4,000)	10,000
Inventory Reserves	12,000	(53,000)
Loss (Gain) on sale of fixed assets	—	(1,000)
Stock Option Expenses	55,000	—
Decrease (increase) in:
Accounts receivable	(246,000)	(44,000)
Inventories	(147,000)	128,000
Other current assets	163,000	16,000
Increase (decrease) in:
Accounts payable	79,000	73,000
Accrued income taxes	15,000	(21,000)
Accrued expenses	(191,000)	(142,000)
Net cash provided by operating activities	37,000	740,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(571,000)	(447,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	17,000
Proceeds from line of credit, net	62,000	254,000
Payments on notes payable	(5,000)	—
Principle payments capital lease obligations	—	(41,000)
Net cash provided by financing activities	57,000	230,000

Net increase (decrease) in Cash and Cash Equivalents	(477,000)	523,000
Cash and Cash Equivalents, beginning of period	2,368,000	1,588,000
Cash and Cash Equivalents, end of period	$1,891,000	$2,111,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,000	$10,000
Income Taxes	$15,000	$16,000
Debt incurred to purchase property and equipment	$127,000	$264,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1.             Basis of Presentation

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers serving primarily the defense microwave market.  Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured and marketed by AML Communications, Inc. for the defense microwave (AML) and high power microwave amplifiers that are designed, manufactured and marketed by our division Microwave Power, Inc. (MPI) for the defense market.  Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems.  These products are sold directly by us as well as through independent sales representatives.  We had two reportable segments (AML) and (MPI) for the six month periods ended September 30, 2005 and the same two reportable segments in the six month periods ended September 30, 2006.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the six-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2006 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options and warrants (applying the treasury stock method).

The Company had approximately 1,847,000 of granted stock options and warrants that were exercisable as of September 30, 2006 and approximately 1,934,000 of granted stock options and warrants exercisable at September 30, 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Six months ended September 30, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$(6,000)	10,234,000	$0.00
Effect of dilutive securities:
Stock options & warrants		469,000
Diluted earnings per share:	$(6,000)	10,703,000	$0.00

Six months ended September 30, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$507,000	10,074,000	$0.05
Effect of dilutive securities:
Stock options & warrants		1,934,000
Diluted earnings per share:	$507,000	12,008,000	$0.04

3.             Accounts Receivable

Accounts receivable as of September 30, 2006 are as follows:

Accounts receivable	$1,349,000
Allowance for bad debts	33,000
$1,316,000

4.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

September 30, 2006

Raw material, net of reserve	$1,508,000
Work-in-process	339,000
Finished goods	261,000
$2,108,000

The reserve for inventory at September 30, 2006 was $391,000.

5.             Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense was $120,000 and $86,000 for the three months ended September 30, 2006 and September 30, 2005 and $200,000 and $160,000 for the six months ended September 30, 2006 and September 30, 2005 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

September 30, 2006
Building	$800,000
Machinery and equipment	4,033,000
Furniture and fixtures	151,000
Leasehold improvements	690,000
$5,674,000

6.             Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the six months ended September 30 2006, the Company recognized no impairment.

At September 30, 2006, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(55,000)	$134,000
Existing Technology	961,000	(190,000)	771,000
Customer List	339,000	(264,000)	75,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(509,000)	$1,161,000

Due to the acquisition of MPI in the quarter ended June 30, 2004, we recorded the intangible assets above.  We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists.  All are subject to amortization.  The value assigned to trademarks, which have an indefinite life, should not be amortized.

Amortization expense from continuing operation for the six months ended September 30, 2006 was $108,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2008	$132,000
2009	$103,000
2010	$103,000
2011	$103,000
2012	$103,000

7.             Debt and lease commitments

Line of credit

At September 30, 2006, we had a line of credit agreement with Bridge Bank. On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances.  We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount) and $2,500 the second year.  We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.00, and to stay within 80% of planned quarterly revenue.  We were in compliance with these requirements at September 30, 2006; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At September 30, 2006, we had an outstanding balance of $0 under the accounts receivable agreement and our remaining borrowing capacity was approximately $1,000,000 available under this agreement and $690,000 available under the equipment financing agreement out of $1,000,000 available under this agreement.

Note Payable

On February 3, 2006 the Company purchased the building that houses MPI located at 3350 Scott Blvd. 25 Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88 each which includes principle and interest and one irregular last payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of September 30, 2006, the outstanding note was amounting to $634,000 with $11,000 in current portion.

Operating Lease Obligations

The Company leases its office space, manufacturing facility under an operating lease expiring April 2008.  Total rent expense under these operating lease was approximately $94,000 and $90,000 during the six months ended September 30, 2006 and 2005, respectively.

Total minimum lease payments under the above lease are as follows:

Operating Leases
Year ending March 31,
2007	$188,000
2008	204,000
2009	17,000
Thereafter	—
$409,000

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $55,000 in share-based compensation expense for the six months ended September 30, 2006.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.01 per share.  The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  There is no pro forma expense to recognize during the six months ended September 30, 2006.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved.  The total aggregate number of shares initially reserved and available for grant and issuance pursuant to this Plan is 500,000 shares.  Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction

Pursuant to the 2005 Plan, during the six months ended September 30, 2006, the Company granted 269,000 stock options to the Company’s employees and two external directors.

On June 8, 2006, the Company granted 59,000 stock options to nine employees as employee compensation. All of the 59,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  The options will become vested twenty (20) percent per year over a five year period.  The option exercise price was $1.20 which was the same as fair value of the shares at the time of granting of the options.

On August 7, 2006, the Company granted 65,000 stock options to five employees as employee compensation.  All of the 65,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  The options will become vested twenty (20) percent per year over a five year period.  The option exercise price was $0.85 which was the same as fair value of the shares at the time of granting of the options.

On September 7, 2006, the Company granted a total of 145,000 stock options to five employees and two external directors as follows: 80,000 stock options to three AML’s officers as employee compensations, 50,000 Non Qualified Stock Options to two of MPI’s executives, and 15,000 Non Qualified Stock Options to two external directors.

Of the first 80,000 stock options granted, 55,000 stock options have a term of five (5) years and 25,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  All of the 80,000 stock options will become vested thirty three (33) percent per year over a three year period.

The second 50,000 Non Qualified Stock Options granted have a term of five (5) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  All of the 50,000 stock options will become vested thirty three (33) percent per year over a three year period.

The last 15,000 Non Qualified Stock Options granted have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  The options will become vested twenty (20) percent per year over a five year period.

The option exercise price was $0.90 for all of the 145,000 stock options granted on September 7, 2006, which was the same as fair value of the shares at the time of granting of the options.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate IntrinsicValue
Outstanding, March 31, 2006	1,937,750	$1.06	$118,000
Granted	269,000	$0.95
Forfeited	70,250	$1.95
Exercised	—	—
Outstanding, September 30, 2006	2,136,500	$0.97	$(80,000)

Following is a summary of the status of options outstanding at September 30, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	266,200	6.37	$0.15	259,950	$0.14
$0.51 - $1.00	1,448,250	6.49	$1.30	1,175,750	$0.92
$1.01 - $2.00	357,300	7.58	$1.30	131,400	$1.45
$2.01 - $5.00	47,250	3.25	$3.24	47,250	$3.24
$5.01 - $15.75	17,500	0.90	$5.44	17,500	$5.44
$0.11 - $15.75	2,136,500	6.42	$0.97	1,631,850	$0.96

For options granted during the six months ended September 30, 2006, the weighted-average fair value of such options was $0.49.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on June 8, 2006:

Risk-free interest rate	5.04%
Expected life of the options	10.00 years
Expected volatility	40.37%
Expected dividend yield	0

Stock Options Granted on August 7, 2006:

Risk-free interest rate	4.93%
Expected life of the options	10.00 years
Expected volatility	34.92%
Expected dividend yield	0

Stock Options Granted on September 7, 2006:

105,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	4.74%
Expected life of the options	5.00 years
Expected volatility	36.11%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	4.79%
Expected life of the options	10.00 years
Expected volatility	36.11%
Expected dividend yield	0

15,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	4.79%
Expected life of the options	10.00 years
Expected volatility	36.11%
Expected dividend yield	0

Warrants

Following is a summary of the warrant activity:

Outstanding, March 31, 2006	222,928
Granted	—
Forfeited	8,000
Exercised	—
Outstanding, September 30, 2006	214,928

Following is a summary of the status of warrants outstanding at September 30, 2006:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$0.24 - $1.00	187,499	1.79	$0.24	187,499	$0.24
$1.01 - $5.00	27,429	1.16	$2.19	27,429	$2.19
$0.24 - $5.00	214,928	1.63	$0.49	214,928	$0.49

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

The following is information for the Company’s reportable segments for the three month periods ended September 30, 2006 and the six month periods ended September 30, 2006:

For the three months ended September 30, 2006

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$1,761	$389	—	$2,150

Gross Profit	673	237	—	910
Depreciation & amortization (includes intangibles)	90	74	—	164

Interest expense	17	—	—	17

Other, net	617	118	—	753
Loss from continuing Operations before tax	$(68)	$44	—	$(24)

Identifiable assets	$5,336	$4,597	—	$9,933

Capital Expenditures	$191	16	—	$207

For the six months ended September 30, 2006

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$3,581	$871	—	$4,452

Gross Profit	1,359	530	—	1,889
Depreciation & amortization (includes intangibles)	162	145	—	307

Interest expense	36	—	—	36

Other, net	1,307	230	—	1,537
Income from continuing Operations before tax	$(146)	$155	—	$9

Identifiable assets	$5,336	$4,597	—	$9,933

Capital Expenditures	$426	$145	—	$571

10.          Major customers and vendors

Three customers provided 27% and 28% of net revenue for the six months ended September 30, 2006 and 2005, respectively.  Total accounts receivable due from these customers was approximately $234,000 and $261,000 as of September 30, 2006 and 2005, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for 34% and 28% of the Company’s net purchases for the six months ended September 30, 2006 and 2005, respectively.  Total accounts payable due to these vendors was $75,000 and $16,000 as of September 30, 2006 and 2005, respectively.

11.          Reclassifications

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

Overview

We design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers serving, primarily, the defense microwave market.  Our business is comprised of two reportable segments, AML, which represented 79.1% of our 2006 product revenue, and MPI, which represented 20.9% of our 2006 product revenue.

Our AML segment includes low noise and power amplifiers with frequencies that range from 50 kHz to 26 GHz.  In February 2001, we made a strategic decision to focus our resources on the defense markets.  As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products.  The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and further increases to $6.6 million in fiscal 2005, and $9.1 million in fiscal 2006.

We consider the AML segment to be our core business since it has a larger revenue base and investments were made in this segment that address long term growth.  We devote most of our management time and other resources to improving the prospects for this segment.  Most of our sales and marketing expenses are in the AML segment.  The majority of our research and development spending is dedicated to this segment as well.

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W.  In June 2004, we acquired Microwave Power, Inc. and operate it as a division of AML.  The MPI division operates independently, with its own marketing, production, and general management team.  During the quarter, we expanded MPI’s managerial and technical capabilities to address the potential for growth of the division as well as the anticipated knowledge dissemination because of the expected retirement of key personnel.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net sales.  Net sales for the three months ended September 30, 2006 were $2.2 million, as compared to net sales of $2.5 million for the three months ended September 30, 2005, a decrease of $392,000 or 15.4%.  Defense related Microwave Integrated Circuits (MIC) products accounted for $2.15 million, or 99.8% of net sales for the three months ended September 30, 2006, compared to $2.5 million or 99.3% of net sales for the three months ended September 30, 2005.  Sales for AML for the three months ended September 30, 2006 were lower than sales during the same period of the prior year by $255,000 primarily due to a slowdown in spot-market orders during first quarter of 2007.  Sales for MPI decreased by $137,000, compared to the same period of the prior year, due to reduced incidental orders.  AML and, to a lesser extent MPI, have devoted significant resources during the last three fiscal years towards the development of products that address long term contracts to reduce reliance on spot-market and incidental orders.

Gross profit.  Gross profit for the three months ended September 30, 2006 was $910,000, or 42.3% of net sales, compared to a gross profit of $1.1 million, or 44.1% of net sales for the three months ended September 30, 2005.  Gross profit, as a percentage of net sales, decreased due to the reduced revenues while spending on manufacturing overhead costs remained consistent.   This, however, is not considered a trend.

Selling, general and administrative costs.  Selling, general, and administrative costs were $604,000, or 28.1% of net sales, for the three months ended September 30, 2006, as compared to $545,000, or 21.4% of net sales, for the three months ended September 30, 2005.  During the quarter, we incurred a $29,000 increase in employee stock based compensation expense, a $31,000 increase in audit and legal fees and a $20,000 increase in depreciation expense, offset by a $15,000 reduction in bad debt allowance.

Research and development costs.  Research and development costs were $325,000, or 15.1% of net sales, for the three months ended September 30, 2006, as compared to $316,000, or 12.4% of net sales, for the three months ended September 30, 2005.  The increase reflects the hiring of additional R&D employees and continued investment in R&D projects.

Other expense net.  Other expense was $5,000 for the three months ended September 30, 2006, as compared to other income of $5,000 for the three months ended September 30, 2005.  The increase in interest expense is attributed to the note payable related to the financing of the MPI building in Santa Clara, California.

Provision for income taxes. For the three months ended September 30, 2006, we recorded a provision of $8,000 for federal and state AMT taxes as compared to the three months ended September 30, 2005, where we recorded $8,000.

Net income.  Net loss was $32,000, or $(0.00) per share, for the three months ended September 30, 2006, compared to a net profit of $258,000, or $0.03 per share, for the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Net sales.  Net sales for the six months ended September 30, 2006 were $4.5 million, as compared to net sales of $5.0 million for the six months ended September 30, 2005, a decrease of $576,000 or 11.5%.  Defense related MIC products accounted for $4.4 million, or 99.7% of net sales for the six months ended September 30, 2006, compared to $4.9 million or 98.8% of net sales for the six months ended September 30, 2005.  Sales for AML for the six months ended September 30, 2006 were lower than sales during the same period of the prior year by $327,000 primarily due to a slowdown in orders for production items during the fourth quarter of 2006 and the first quarter of 2007.  Sales for MPI decreased by $249,000, compared to the same period of the prior year, due to reduced incidental orders.

Gross profit.  Gross profit for the six months ended September 30, 2006 was $1.9 million, or 42.4% of net sales, as compared to a gross profit of $2.3 million, or 45.0% of net sales for the six months ended September 30, 2005. Gross profit, as a percentage of net sales, decreased due to the reduced revenues while spending on manufacturing overhead costs remained consistent.

Selling, general and administrative costs.  Selling, general, and administrative costs were $1.2 million, or 27.4% of net sales, for the six months ended September 30, 2006, as compared to $1.1 million, or 22.8% of net sales, for the six months ended September 30, 2005. We incurred a $55,000 increase in employee stock based compensation expense, a $38,000 increase in IT related outside consulting services, and a $23,000 increase in catalogs expense, offset by a $17,000 reduction in bad debt allowance and a $28,000 reduction in rent expenses due to AML’s purchase of MPI’s facility.

Research and development costs.  Research and development costs were $645,000 or 14.5% of net sales, for the six months ended September 30, 2006, as compared to $599,000, or 11.9% of net sales, for the six months ended September 30, 2005. We incurred a $44,000 increase in salaries and related benefits, a result of continuing investment in R&D projects and a $6,000 increase in depreciation expense.  The increase reflects our commitment to invest in long term, large size projects.

Other expense, net.  Other expense was $13,000 for the six months ended September 30, 2006, as compared to other income of $8,000 for the six months ended September 30, 2005.  Interest expense of $36,000 is attributed to the note payable related to the financing of the MPI building in Santa Clara, California.  Interest income on short tem and long term cash investments was $23,000.

Provision for income taxes. For the six months ended September 30, 2006, we recorded a provision of $15,000 for federal and state AMT taxes as compared to the six months ended September 30, 2005, where we recorded $16,000.

Net income.  Net loss was $6,000 or $(0.00) per share, for the six months ended September 30, 2006, compared to a net profit of $507,000, or $0.05 per share, for the six months ended September 30, 2005.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At September 30, 2006, we had a line of credit agreement with Bridge Bank.  On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, to $2.0 million.  Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases.  We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances.  We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount).  We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.0, and stay within 80% of planned quarterly revenue.  We were in compliance with these requirements at September 30, 2006.  However, there is no assurance that we will be in compliance at future dates.  This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement.  At September 30, 2006, we had an outstanding balance of $0 under the accounts receivable agreement and our remaining borrowing capacity was approximately $1,000,000 available for cash advances against accounts receivables, and $690,000 out of $1,000,000 was available for equipment advances under this agreement.

At September 30, 2006, we had $1.9 million in cash and cash equivalents.  For the six months ended September 30, 2006, our operating activities provided cash of approximately $37,000, as compared to $740,000 in cash provided by our operating activities for the six months ended September 30, 2005.  Net cash used in investing activities, for the acquisition of production equipment, amounted to $571,000 for the six months ended September 30, 2006 and $447,000 for the six months ended September 30, 2005.  Net cash provided by financing activities was $57,000 for the six months ended September 30, 2006 and $230,000 for the six months ended September 20, 2005.

We anticipate capital expenditures of approximately $900,000 in fiscal 2007.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At September 30, 2006, we had a line of credit agreement with Bridge Bank, of which $1,000,000 may be used for equipment advances at a rate of such prime rate plus 2.0%.  At September 30, 2006, our remaining borrowing capacity under the financing agreement for equipment advances was $690,000.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2006 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

We have evaluated the credit exposure associated with conducting business with foreign customers and have concluded that such risk is acceptable.  Nevertheless, any significant change in the economy or deterioration in United States trade relations or the economic or political stability of foreign markets could have a material adverse effect on our business, results of operations, and financial condition.

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

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services.  Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments, that meet or exceed industry standards that compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance.  We believe that to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development.  In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

Our quarterly and annual results have in the past been, and will continue to be, subject to significant fluctuations due to a number of factors, any of which could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will not experience such fluctuations in the future.  We establish our expenditure levels for product development and other operating expenses based on expected revenues, and expenses are relatively fixed in the short term.  As a result, variations in timing of revenues can cause significant variations in quarterly results of operations.  There can be no assurances that we will be profitable on a quarter-to-quarter basis in the future.  We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.  Due to these factors, it is likely that in some future quarter or quarters, our revenues or operating results will not meet the expectations of public stock market analysts or investors.  In such event, the market price of our common stock would be materially adversely affected.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders (the “2006 Annual Meeting”) was held on September 7, 2006, in Camarillo, California.  Three proposals, as described in our Proxy Statement, dated July 28, 2006, were voted on at the meeting.  The following is a brief description of the matters voted upon and the results of the voting:

1.              Election of Directors:

Nominees	Number of Shares

Jacob Inbar	For:	8,290,963
	Withheld:	835,146

Richard Flatow	For:	8,951,037
	Withheld:	175,072

Tiberiu Mazilu	For:	8,140,091
	Withheld:	986,018

Edwin J. McAvoy	For:	8,159,591
	Withheld:	966,518

Gerald M. Starek	For:	8,931,737
	Withheld:	194,372

2.              Ratification of the Appointment of Kabani & Company, Inc as our Independent Registered Public Accounting Firm:

Nominees	Number of Shares

Kabani & Company, Inc.	For:	9,122,609
	Against:	2,900
	Abstain:	600

3.              To approve the AML Communications, Inc. 2005 Equity Incentive Plan:

Approve	Number of Shares

2005 Equity Incentive Plan	For:	5,425,409
	Against:	886,249
	Abstain:	6,515
	Broker Non-Vote:	2,807,936

Item 5.  Other Information

Not applicable.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer	Dated: November 13, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation (1)

3.1	Certificate of Incorporation (2)
3.2	Bylaws (2)
10.1	Form of Indemnity Agreement (2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership (3)
10.3	Intellectual Property Security Agreement (4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank (5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank (5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank (6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc. (6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications (7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust (7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002 (11)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA. (11)
10.14	Interim Lease and Proposed Lease Terms (8)
10.15	Financing Agreement dated July 8, 2004 with Bridge Bank (9)
10.16	Enterprise Agreement Number 4627 dated August 26, 2004 (10)*
10.17	Business Financing Modification Agreement with Bridge Bank, dated July 27, 2005(12)
10.18	Business Financing Modification Agreement with Bridge Bank dated January 19, 2006 (13)
10.19	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(14)
10.20	2005 Equity Incentive Plan (15)
10.21	Business Financing Agreement with Bridge Bank dated July 17, 2006 (16)
31.1	Certification by the Chief Executive Officer (17)
31.2	Certification by the Director of Finance (17)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (17)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act (17)

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

(16)                            Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(17)                            Filed herewith.

*  Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.