Form 10QSB
period 2006-12-31
AML COMMUNICATIONS INC
filed 2007-02-14
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

or

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

Common Stock Outstanding as of February 5, 2006: 10,256,666 shares

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

AML Communications, Inc.

Index to Form 10-QSB

Item 1.	Financial Statements (Unaudited)

Unaudited Consolidated Balance Sheet as of December 31, 2006

Unaudited Consolidated Statements of Operations for the three month periods ended December 31, 2006 and December 31, 2005 and for the nine month periods ended December 31, 2006 and December 31, 2005

Unaudited Consolidated Statements of Cash flows for the nine month periods ended December 31, 2006 and December 31, 2005

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,183,000
Accounts receivable, net of allowance for doubtful accounts of $32,000	1,159,000
Inventories, net	1,842,000
Other current assets	112,000
Total current assets	5,296,000

Property and Equipment, at cost	5,871,000
Less: Accumulated depreciation	(3,687,000)
Property and Equipment, net	2,184,000

Deferred Tax Asset	1,662,000
Intangible Assets:
Technologies, net	751,000
Patents, net	128,000
Customer lists, net	47,000
Trademarks	181,000
Other Assets	17,000
$10,266,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$289,000
Accounts payable	462,000
Current portion of long term debt	11,000
Accrued expenses:
Accrued payroll and payroll related expenses	272,000
Accrued income taxes	23,000
Other accrued liabilities	150,000
Total current liabilities	1,207,000

Notes Payable, net	621,000

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,256,666 shares issued and outstanding at December 31, 2006.	103,000
Capital in excess of par value	13,583,000
Accumulated deficit	(5,248,000)
Total stockholders’ equity	8,438,000
$10,266,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Net sales	$2,177,000	$2,495,000	$6,629,000	$7,523,000
Cost of goods sold	1,204,000	1,295,000	3,767,000	4,061,000
Gross profit	973,000	1,200,000	2,862,000	3,462,000

Operating expenses:
Selling, general & administrative	560,000	591,000	1,782,000	1,739,000
Research and development	341,000	303,000	985,000	902,000
Total operating expenses	901,000	894,000	2,767,000	2,641,000

Income from operations	72,000	306,000	95,000	821,000

Other income/(expense), net	(5,000)	(5,000)	(18,000)	3,000
Income before provision for income taxes	67,000	301,000	77,000	824,000
Provision for income taxes	7,000	7,000	23,000	23,000

Net income	$60,000	$294,000	$54,000	$801,000

Basic earnings per common share	$0.01	$0.03	$0.01	$0.08

Basic weighted average number of shares of common stock outstanding	10,249,000	10,101,000	10,239,000	10,086,000

Diluted earnings per common share	$0.01	$0.03	$0.01	$0.07

Diluted weighted average number of shares of common stock outstanding	10,610,000	10,787,000	10,634,000	10,724,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Month Periods Ended
	December 31, 2006	December 31, 2005
Cash Flows from Operating Activities:
Net Income	$54,000	$801,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	468,000	405,000
Bad debt expense	(5,000)	10,000
Inventory Reserves	10,000	(116,000)
Loss (Gain) on sale of fixed assets	—	(1,000)
Stock Option Expenses	86,000	—
Decrease (increase) in:
Accounts receivable	(88,000)	17,000
Inventories	(270,000)	205,000
Other current assets	168,000	47,000
Increase (decrease) in:
Accounts payable	308,000	(91,000)
Accrued income taxes	23,000	(20,000)
Accrued expenses	(166,000)	(78,000)
Net cash provided by operating activities	588,000	1,179,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(809,000)	(505,000)
Proceeds for the sale of property and equipment	—	1,000
Long-Term cash investments	—	(755,000)
Net cash used in investing activities	(809,000)	(1,259,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	3,000	35,000
Proceeds from line of credit, net	41,000	234,000
Payments on notes payable	(8,000)	—
Principle payments capital lease obligations	—	(52,000)
Net cash provided by financing activities	36,000	217,000

Net increase (decrease) in Cash and Cash Equivalents	(185,000)	137,000
Cash and Cash Equivalents, beginning of period	2,368,000	1,588,000
Cash and Cash Equivalents, end of period	$2,183,000	$1,725,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$54,000	$25,000
Income Taxes	$23,000	$23,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to purchase property and equipment	$127,000	$264,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.             Basis of Presentation

AML Communications (the “Company” or “We”) currently designs, manufactures, and markets radio frequency (RF) and microwave, low noise, medium and high power amplifiers serving primarily the defense microwave market.  Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured and marketed by AML Communications, Inc. for the defense microwave (AML) and high power microwave amplifiers that are designed, manufactured and marketed by our division Microwave Power, Inc. (MPI) for the defense market.  Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems.  These products are sold directly by us as well as through independent sales representatives.  We had two reportable segments (AML) and (MPI) for the nine month periods ended December 31, 2005 and the same two reportable segments in the nine month periods ended December 31, 2006.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the nine-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2006 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

The Company had approximately 1,849,000 of granted stock options and warrants that were exercisable as of December 31, 2006 and approximately 1,915,000 of granted stock options and warrants exercisable at December 31, 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Nine months ended December 31, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$54,000	10,239,000	$0.01
Effect of dilutive securities:
Stock options & warrants		395,000
Diluted earnings per share:	$54,000	10,634,000	$0.01

Nine months ended December 31, 2005	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$801,000	10,086,000	$0.08
Effect of dilutive securities:
Stock options & warrants		638,000
Diluted earnings per share:	$801,000	10,724,000	$0.07

3.             Accounts Receivable

Accounts receivable as of December 31, 2006 are as follows:

Accounts receivable	$1,191,000
Allowance for bad debts	32,000
$1,159,000

4.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

December 31, 2006

Raw material, net of reserve	$1,542,000
Work-in-process	358,000
Finished goods	331,000
$2,231,000

The reserve for inventory at December 31, 2006 was $389,000.

5.             Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense was $107,000 and $86,000 for the three months ended December 31, 2006 and December 31, 2005 and $304,000 and $246,000 for the nine months ended December 31, 2006 and December 31, 2005 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

December 31, 2006
Building	$800,000
Machinery and equipment	4,228,000
Furniture and fixtures	153,000
Leasehold improvements	690,000
$5,871,000

During the three month period ended December 31, 2006, we donated $41,000 of fully depreciated machinery and equipment to a registered charity. No gain or loss is recognized in this transaction.

6.             Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the nine months ended December 31, 2006, the Company recognized no impairment.

At December 31, 2006, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(61,000)	$128,000
Existing Technology	961,000	(210,000)	751,000
Customer List	339,000	(292,000)	47,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(563,000)	$1,107,000

Due to the acquisition of MPI in the quarter ended June 30, 2004, we recorded the intangible assets above.  We assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists.  All are subject to amortization.  The value assigned to trademarks, which have an indefinite life, should not be amortized.

Amortization expense from continuing operation for the nine months ended December 31, 2006 was $164,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2008	$122,000
2009	$103,000
2010	$103,000
2011	$103,000
2012	$103,000

7.             Debt and lease commitments

Line of credit

At December 31, 2006, we had a line of credit agreement with Bridge Bank. On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances.  We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount) and $2,500 the second year.  We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.00, and to stay within 80% of planned quarterly revenue.  We were in compliance with these requirements at December 31, 2006; however, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At December 31, 2006, we had an outstanding balance of $0 under the accounts receivable agreement and $289,000 under the equipment financing agreement while our remaining borrowing capacity is approximately $1,000,000 and $711,000 available under these agreements respectively.

Note Payable

On February 3, 2006 the Company purchased the building that houses MPI located at 3350 Scott Blvd. 25 Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88 each which includes principle and interest and one irregular last payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of December 31, 2006, the outstanding note amounted to $632,000 with $11,000 in current portion.

Operating Lease Obligations

The Company leases its office space, manufacturing facility under an operating lease expiring April 2008.  Total rent expense under this operating lease was approximately $141,000 and $136,000 during the nine months ended December 31, 2006 and 2005, respectively.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $86,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2006 and $31,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended December 31, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  There is no pro forma expense to recognize during the nine months ended December 31, 2006.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved.  The total aggregate number of shares initially reserved and available for grant and issuance pursuant to the 2005 Plan is 500,000 shares.  Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction

Pursuant to the 2005 Plan, during the nine months ended December 31, 2006, the Company granted 269,000 stock options to the Company’s employees and two external directors.

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

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2006	1,937,750	$1.06	$118,000
Granted	269,000	$0.95
Forfeited	86,500	$1.77
Exercised	22,500	$0.15
Outstanding, December 31, 2006	2,097,750	$0.98	$0

Following is a summary of the status of options outstanding at December 31, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	243,700	6.79	$0.15	237,450	$0.14
$0.51 - $1.00	1,443,250	6.31	$1.32	1,197,000	$0.92
$1.01 - $2.00	346,050	7.37	$1.30	134,900	$1.44
$2.01 - $5.00	47,250	3.00	$3.24	47,250	$3.24
$5.01 - $15.75	17,500	0.65	$5.44	17,500	$5.44
$0.11 - $15.75	2,097,750	6.29	$0.98	1,634,100	$0.96

For options granted during the nine months ended December 31, 2006, the weighted-average fair value of such options was $0.49.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Stock Options Granted on June 8, 2006:

Risk-free interest rate	5.04%
Expected life of the options	10.00 years
Expected volatility	40.37%
Expected dividend yield	0

Stock Options Granted on August 7, 2006:

Risk-free interest rate	4.93%
Expected life of the options	10.00 years
Expected volatility	34.92%
Expected dividend yield	0

Stock Options Granted on September 7, 2006:

105,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	4.74%
Expected life of the options	5.00 years
Expected volatility	36.11%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	4.79%
Expected life of the options	10.00 years
Expected volatility	36.11%
Expected dividend yield	0

15,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	4.79%
Expected life of the options	10.00 years
Expected volatility	36.11%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2006	400,900	$1.07
Granted	269,000	0.95		131,880
Forfeited	(72,500)	1.23
Vested	(131,875)	1.80
Exercised	(1,875)	0.16
Non-vested - December 31, 2006	463,650	1.02	2.3 Years

The total compensation cost not yet recognized related to non-vested stock options is $262,000 which is expected to be recognized over a period of 2.3 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	222,928	$0.50	$118,000
Granted	—
Forfeited	8,000	0.02
Exercised	—
Outstanding, December 31, 2006	214,928	0.49	$20,000

Following is a summary of the status of warrants outstanding at December 31, 2006:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$0.24 - $1.00	187,499	1.54	$0.24	187,499	$0.24
$1.01 - $5.00	27,429	0.91	$2.19	27,429	$2.19
$0.24 - $5.00	214,928	1.38	$0.49	214,928	$0.49

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

The following is information for the Company’s reportable segments for the three month period ended December 31, 2006 and the nine month period ended December 31, 2006:

For the three months ended December 31, 2006

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$1,711	$466	—	$2,177

Gross Profit	632	341	—	$973
Depreciation & amortization (includes intangibles)	86	75	—	$161

Interest expense	18	—	—	$18

Other, net	598	129	—	$727
Income/(Loss) from continuing Operations before tax	$(72)	$139	—	$67

Identifiable assets	$5,529	$4,737	—	$10,266

Capital Expenditures	$235	3	—	$238

For the nine months ended December 31, 2006

(In thousands)	AML	MPI	Unallocated	Total

Revenue	$5,292	$1,337	—	$6,629

Gross Profit	1,992	870	—	$2,862
Depreciation & amortization (includes intangibles)	246	222	—	$468

Interest expense	54	—	—	$54

Other, net	1,909	356	—	$2,265
Income/(Loss) from continuing Operations before tax	$(217)	$294	—	$77

Identifiable assets	$5,529	$4,737	—	$10,266

Capital Expenditures	$661	$148	—	$809

10.          Major customers and vendors

Three customers provided 31% and 24% of net revenue for the nine months ended December 31, 2006 and 2005, respectively.  Total accounts receivable due from these customers was approximately $500,000 and $214,000 as of December 31, 2006 and 2005, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for 33% and 28% of the Company’s net purchases for the nine months ended December 31, 2006 and 2005, respectively.  Total accounts payable due to these vendors was $39,000 and $21,000 as of December 31, 2006 and 2005, respectively.

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

Our AML segment includes low noise, power amplifiers and integrated sub assemblies with frequencies that range from 50 kHz to 26 GHz.  In February 2001, we made a strategic decision to focus our resources on the defense markets.  As such, we moved rapidly to utilize our knowledge base in Defense Microwave related design and manufacturing to offer new products, as well as variations of existing products.  The results of this strategy have been an increase in revenues for Defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and further increases to $6.6 million in fiscal 2005, and $9.1 million in fiscal 2006.

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

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W.  In June 2004, we acquired Microwave Power, Inc. and operate it as a division of AML.  The MPI division operates independently, with its own marketing, production, and general management team.  During this year, we expanded MPI’s managerial and technical capabilities to address the potential for growth of the division as well as the anticipated knowledge dissemination because of the expected retirement of key personnel.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net sales.  Net sales for the three months ended December 31, 2006 were $2.2 million, as compared to net sales of $2.5 million for the three months ended December 31, 2005, a decrease of $318,000 or 12.7%. Sales for AML for the three months ended December 31, 2006 were lower than sales during the same period of the prior year by $221,000 primarily due to a slowdown in spot-market orders during the second quarter of 2007.  Sales for MPI decreased by $97,000, compared to the same period of the prior year, due to reduced incidental orders.  AML and, to a lesser extent MPI, have devoted significant resources during the last three fiscal years towards the development of products that address long term contracts to reduce reliance on spot-market and incidental orders.

Gross profit.  Gross profit for the three months ended December 31, 2006 was $973,000, or 44.7% of net sales, compared to a gross profit of $1.2 million, or 48.0% of net sales for the three months ended December 31, 2005.  Gross profit, as a percentage of net sales, decreased due to the reduced revenues while spending on manufacturing overhead costs remained consistent.   This, however, is not considered a trend.

Selling, general and administrative costs.  Selling, general, and administrative costs were $560,000, or 25.7% of net sales, for the three months ended December 31, 2006, as compared to $591,000, or 23.6% of net sales, for the three months ended December 31, 2005.  During the quarter, we incurred a $31,000 increase in employee stock based compensation expense and a $13,000 increase in depreciation expense, offset by a $38,000 decrease in salary and related benefits due to a headcount reduction and a $15,000 reduction in rent expense.

Research and development costs.  Research and development costs were $341,000, or 15.7% of net sales, for the three months ended December 31, 2006, as compared to $303,000, or 12.1% of net sales, for the three months ended December 31, 2005.  The increase reflects the hiring of additional R&D employees and continued investment in R&D projects.

Other expense net.  Other expense was $5,000 for the three months ended December 31, 2006 and the three months ended December 31, 2005. Interest expense of $18,000 is attributed to the note payable related to the financing of the MPI building in Santa Clara, California. Interest income on short tem and long term cash investments was $13,000.

Provision for income taxes. For the three months ended December 31, 2006 and December 31, 2005, we recorded a provision of $7,000 for federal and state AMT taxes.

Net income.  Net profit was $60,000, or $0.01 per share, for the three months ended December 31, 2006, compared to a net profit of $294,000, or $0.03 per share, for the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Net sales.  Net sales for the nine months ended December 31, 2006 were $6.6 million, as compared to net sales of $7.5 million for the nine months ended December 31, 2005, a decrease of $894,000 or 11.9%. Sales for AML for the nine months ended December 31, 2006 were lower than sales during the same period of the prior year by $548,000 primarily due to a slowdown in orders for production items during the year.  Sales for MPI decreased by $346,000, compared to the same period of the prior year, due to reduced incidental orders.

Gross profit.  Gross profit for the nine months ended December 31, 2006 was $2.9 million, or 43.2% of net sales, as compared to a gross profit of $3.5 million, or 46.0% of net sales for the nine months ended December 31, 2005. Gross profit, as a percentage of net sales, decreased due to the reduced revenues while spending on manufacturing overhead costs remained consistent.

Selling, general and administrative costs.  Selling, general, and administrative costs were $1.8 million, or 26.9% of net sales, for the nine months ended December 31, 2006, as compared to $1.7 million, or 23.1% of net sales, for the nine months ended December 31, 2005. We incurred a $86,000 increase in employee stock based compensation expense, a $55,000 increase in depreciation expense due to MP’s building purchased and new computer equipments, and a $24,000 increase in outside consulting services, offset by a $27,000 decrease in salaries and related benefits due to a headcount reduction, a $18,000 reduction in bad debt allowance and a $43,000 reduction in rent expenses due to AML’s purchase of MPI’s facility.

Research and development costs.  Research and development costs were $985,000 or 14.9% of net sales, for the nine months ended December 31, 2006, as compared to $902,000, or 11.9% of net sales, for the nine months ended December 31, 2005. We incurred an $91,000 increase in salaries and related benefits, a result of continuing investment in R&D projects and a $9,000 increase in depreciation expense.  The increase reflects our commitment to invest in long term, large size projects.

Other expense, net.  Other expense was $18,000 for the nine months ended December 31, 2006, as compared to other income of $3,000 for the nine months ended December 31, 2005.  Interest expense of $54,000 is attributed to the note payable related to the financing of the MPI building in Santa Clara, California.  Interest income on short tem and long term cash investments was $36,000.

Provision for income taxes. For the nine months ended December 31, 2006 and December 31, 2005, we recorded a provision of $23,000 for federal and state AMT taxes.

Net income.  Net profit was $54,000 or $0.01 per share, for the nine months ended December 31, 2006, compared to a net profit of $801,000, or $0.08 per share, for the nine months ended December 31, 2005.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At December 31, 2006, we had a line of credit agreement with Bridge Bank.  On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, to $2.0 million.  Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases.  We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances.  We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount).  We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.0, and stay within 80% of planned quarterly revenue.  We were in compliance with these requirements at December 31, 2006.  However, there is no assurance that we will be in compliance at future dates.  This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement.  At December 31, 2006, we had an outstanding balance of $0 under the accounts receivable agreement and $289,000 under the equipment financing agreement while our remaining borrowing capacity is approximately $1,000,000 and $711,000 available under these agreements respectively.

At December 31, 2006, we had $2.2 million in cash and cash equivalents.  For the nine months ended December 31, 2006, our operating activities provided cash of approximately $588,000, as compared to $1.2 million in cash provided by our operating activities for the nine months ended December 31, 2005.  Net cash used in investing activities, for the acquisition of production equipment, amounted to $809,000 for the nine months ended December 31, 2006 and $1.3 million for the nine months ended December 31, 2005.  Net cash provided by financing activities was $36,000 for the nine months ended December 31, 2006 and $217,000 for the nine months ended December 31, 2005.

We anticipate capital expenditures of approximately $900,000 in fiscal 2007.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At December 31, 2006, we had a line of credit agreement with Bridge Bank, of which $1,000,000 may be used for equipment advances at a rate of such prime rate plus 2.0%.  At December 31, 2006, our remaining borrowing capacity under the financing agreement for equipment advances was $711,000.

In addition to the funds we raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2006 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services.  Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments and that meet or exceed industry standards that compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance.  We believe that to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development.  In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

AML Communications Inc.

/s/: Jacob Inbar
By:	Jacob Inbar, President and
	Chief Executive Officer	Dated: February 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
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