Form 10KSB
period 2007-03-31
AML COMMUNICATIONS INC
filed 2007-06-29
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Issuer’s revenues for its most recent fiscal year: $8,854,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 15, 2007 was approximately $10,791,320. The per share stock price for computational purposes was $1.38, based on the closing sale price per share for the Registrant’s common stock on the OTC Bulletin Board on June 15, 2007. This value is not intended to be a representation as to the value or worth of the Registrant’s common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

The number of shares of the Registrant’s common stock outstanding on June 15, 2007 was 10,256,666.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 13, 2007, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

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

In this document, the words “we,” “our,” “ours,” “Company,” and “us” refer to AML Communications, Inc. and our division, Microwave Power, Inc.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

Introduction

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the defense microwave market. Our business is comprised of two reportable segments consisting of amplifiers and related products that are designed, manufactured, and marketed by AML Communications, Inc. for the defense microwave market (AML) and high power microwave amplifiers that are designed, manufactured, and marketed by our division Microwave Power, Inc. (MPI) for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. We had two separate reportable segments (AML) and (MPI) in the fiscal year ended March 31, 2006 and the same two reportable segments in the fiscal year ended March 31, 2007.

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

In the fourth quarter of fiscal 1997, we experienced a significant decrease in our revenue, attributable to several factors. Original equipment manufacturers (OEMs) offered significantly reduced prices on their improved base station products, and the service providers began to outsource the infrastructure build out and maintenance to their OEM equipment providers who used their own equipment in the cell site. Also, the mobile communications industry focused substantial financial and human resources on the build out of the nascent PCS services, and competitors began to offer similar or improved products within the domestic U.S. market.

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

Business Strategy

The return of Jacob Inbar and the other co-founders in February 2001 resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for defense-related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $7.9 million in fiscal 2005, to $9.1 million in fiscal 2006 and now to $8.6 million in fiscal 2007.

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

The Company seeks and has been successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

Utilizing MPI’s proprietary Microwave Monolithic Ceramic Circuits (MMCC) technology, the Company intends to expand production of such amplifiers and subsystems at the AML Camarillo facility. This technology offers cost savings, by reducing hand-mounted operations while increasing yields and reliability.

On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. MPI was merged into our wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. MPI will continue to operate as our division from its facility in Santa Clara. On February 3, 2006, the Company purchased the building that houses MPI, which is located at 3350 Scott Blvd. Bldg. 25 in Santa Clara, California, for a purchase price of $800,000. The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000 and the Company paying the loan in 83 regular payments of $4,425.88 each and one irregular last payment of $556,594.48. The Company’s final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. Payments include principle and interest.

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

On April 11, 2007, the Company completed the acquisition of a controlling position in Mica-Tech, Inc., in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. Mica-Tech, Inc., designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours. The Federal Energy Regulatory Commission (FERC) has mandated the power utility companies to electronically control substations for purposes of monitoring power quality and increase power grid reliability. Mica-Tech’s satellite system provides an immediate and low cost solution for substation control. Mica-Tech has successfully deployed its products with a major Southern California utility company. Penetration into the countrywide utility companies market is in the initial phase.

Markets

We sell our RF/Microwave amplifier products primarily into various segments of the defense microwave marketplace.  In fiscal 2007, the AML segment accounted for 79.7% of the Company’s total revenues.  We derived approximately 96.1% of the revenues from the defense microwave market, 3.5% from the PCS and two-way messaging market, and 0.4% from cellular coverage enhancement products.  In comparison, in fiscal 2006, we derived approximately 95.7% of our revenues from the defense microwave market, 2.7% from the PCS and two-way messaging market, and 1.6% from cellular coverage enhancement products.  The MPI segment accounted for 20.3% of the Company’s total revenues from the defense microwave and other markets in fiscal 2007 and 23.5% during 2006.

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

Products

AML Communications, Inc. Segment

During the year, we designed and/or manufactured low noise, power amplifiers and subsystems that were sold primarily into the defense microwave markets. During the first quarter of fiscal 2007, AML delivered the first product utilizing the MMCC technology processed by MPI. It is expected that increasingly new AML product development would use MMCC as an implementation technology due to its cost savings advantages.

Defense Microwave.   We produce standard catalog and custom hybrid microwave amplifiers and subsystems. We also produce derivative products that are based upon minor modifications of catalog items. The frequencies for these products range from 50kHz to 26GHz. Power levels range from less than one milliwatt to several hundred watts. Integration of a number of amplifiers and other microwave components built by AML address the subsystem markets.

Our power amplifiers range in price from $500 up to $10,000 per amplifier, depending upon technology, complexity, quantity, and implementation.

Microwave Power, Inc. Segment

Defense Microwave and Test Instrumentation.   MPI manufactures solid state microwave amplifiers operating in the frequency range from to 1 to 40 GHz with output power from 100 mW to 500 W. MPI proprietary technology Microwave Monolithic Ceramic Circuits (MMCC) is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters and test instrumentation. Most of the units are available either rack mounted or as connectorized modules.

The MPI transmit power amplifiers range in price from $2,000 to over $45,000 per amplifier, depending upon the technology, complexity, quantity, and implementation.

Customers

AML sells products to defense OEM manufacturers worldwide, including Raytheon, BAE, Northrop Grumman, Rockwell, Thales-Raytheon, and L3-Communications. Additionally we export our products to major OEM’S in the France, Germany, Israel, Spain, Turkey, Singapore, Italy, and UK. The Company seeks and was successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

MPI sells products to system integrators primarily in the defense sector and particularly to specialized test equipment manufacturers. The list of customers includes Boeing, Raytheon, Northrop Grumman, and Syracuse Research Corporation. In addition, MPI exports products to the customers in France, Germany, and Japan.

For the fiscal year ended March 31, 2007, our largest customer was Raytheon; which accounted for approximately 12.6% of net sales. Northrop Grumman was our second largest customer accounting for approximately 8.7% of net sales. For the fiscal year ended March 31, 2006, our largest customer was Raytheon, which accounted for approximately 12.3% of net sales. L3 Communications was our second largest customer accounting for approximately 6.6% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition.

We rely heavily on acquiring new customers. The acquisition rate for new defense microwave customers during fiscal 2007 was approximately 11 new customers per quarter for the AML segment and approximately 5 new customers per quarter for the MPI segment, compared to approximately 11 new customers per quarter for the AML segment and approximately 2 new customers per quarter for the MPI segment for the fiscal year ended March 31, 2006.

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

During the fiscal year ended March 31, 2007, international sales were $2.4 million or 27.3% of net sales as compared to international sales of $1.7 million or 17.9% of net sales for the fiscal year ended March 31, 2006. During the fiscal year, we exported our products to major OEM’s in the France, Germany, Israel, Spain, Turkey, Singapore, Italy, UK, and Japan.

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2007:

	AML		MPI		Total
	(Dollars in thousands)
International Sales	$1,570	17.7%	$845	9.6%	$2,415	27.3%
Domestic sales	5,490	62.0	949	10.7	6,439	72.7
Total Sales	$7,060	79.7%	$1,794	20.3%	$8,854	100.0%

Warranty

Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facility in Southern California and our facility in Northern California.

Product Development

We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased efficiency in the RF amplification process as well as seeking to reduce the cost and increase the manufacturing efficiency of our new and existing products.

The acquisition of MPI has added to our existing technology, with their semi-monolithic, gold filled via’s, dielectric bridge and microwave-monolithic-ceramic (MMCC) technology processes.

Our combined research and development staff consisted of 18 people as of March 31, 2007. Expenditures for research and development amounted to approximately $1,405,000 in fiscal 2007 and $1,233,000 in fiscal 2006.

Competition

The defense microwave industry is highly competitive. Our main competitors include Teledyne Defense, Miteq, CTT, and Endwave Defense Systems. Although most of the competitors have significantly more resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to any great degree. We utilize our technological knowledge as well as price to compete effectively. We intend to apply the know-how and technology of MPI towards gaining a technological advantage over our competitors.

We have experienced significant price competition and expect price competition in the sale of RF/Microwave amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors will offer new and existing products at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to better withstand sustained price competition or a market downturn. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise.

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

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. These single source suppliers consist of Spectrum Control for their filters, Mimix for MMIC parts, Johanson Technologies for their ceramic capacitors, Sandvik Osprey LTD for their osprey materials, and NEC and Fujitsu for their semiconductors. Although we did not experience shortages during fiscal year 2007, we have experienced this in the past, and may again in the future, experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

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

The proprietary technologies of our MPI segment are primarily protected through patent and trade secret protection. As of March 31, 2007, we owned three U.S. issued patents and one foreign patent, and MPI had no patent applications pending. The four patents expire at various dates from May 2007 to September 2009. Additionally, MPI has two registered trademarks: the MPI Company logo, and the term “MMCC” (monolithic microwave ceramic circuits).

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

Employees

As of March 31, 2007, we had 80 full-time employees, including 18 in research and development; 49 in manufacturing, production engineering, and quality assurance; 7 in administration; and 6 in sales, marketing, order entry, and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

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

ITEM 2.                DESCRIPTION OF PROPERTY

Our AML administrative, engineering, and manufacturing facility is located in a 25,017 square foot leased building in Camarillo, California. The lease for this space expires in April 2008 and we intend to enter into a new lease at that time. Our MPI division operates in a 3,868 square foot industrial/office condominium located at 3350 Scott Boulevard in Santa Clara, California. The building was purchased on February 3, 2006. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

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

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2006
First quarter	$1.44	$0.86
Second quarter	$1.45	$1.05
Third quarter	$1.40	$1.06
Fourth quarter	$1.36	$1.14
Fiscal year ended March 31, 2007
First quarter	$1.27	$0.90
Second quarter	$1.01	$0.75
Third quarter	$0.90	$0.68
Fourth quarter	$1.50	$0.82

At June 15, 2007, there were approximately 87 holders of record of our common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants, and other factors.

Equity Compensation Plans

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2007:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
1995 Equity compensation plans approved by security holders	None	None	None
2005 Equity compensation plans approved by security holders(1)	2,232,750	$0.97	310,574
Total	2,232,750	$0.97	310,574

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

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers and subsystems  serving primarily the defense microwave market. Our business is comprised of two reportable segments, AML, which represented 79.7% of 2007 product revenue, and MPI, which represented 20.3% of 2007 product revenue.

Our AML segment includes low noise, power amplifiers and subsystems with frequencies that range from 50kHz to 26GHz. In February 2001, we made a strategic decision to focus our resources on the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of our existing products. The results of this strategy have been an increase in revenues for defense related products from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004, and an increase to $6.6 million in fiscal 2005, to $6.9 million in fiscal 2006 and $6.8 million in fiscal 2007.

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

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from to 1 to 40 GHz with output power from 100 mW to 500 W. In June 2004, we acquired Microwave Power, Inc. and operate it as a division of AML. The MPI division operates independently, with its own marketing, production, and general management team. During this year, we expanded MPI’s managerial and technical capabilities to address the potential for growth for the division as well as the anticipated knowledge dissemination because of the expected retirement of key personnel.

Results of Operations

The following table summarizes our results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2007 and 2006.

For the fiscal year ended March 31, 2007:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense Microwave and other	$6,785	76.6%	$1,794	20.3%	$8,579	96.9%
Cellular, wireless telephony and other	275	3.1	—	—	275	3.1
Total net sales	7,060	79.7%	1,794	20.3%	8,854	100.0%
Cost of goods sold	4,452	50.3	719	8.1	5,171	58.4
Gross profit	$2,608	29.4%	$1,075	12.2%	$3,683	41.6%
Operating expenses:
Selling, general and administrative	1,690	19.1	666	7.5	2,356	26.6
Research and development	1,244	14.0	161	1.9	1,405	15.9
Operating profit	(326)	(3.7)	248	2.8	(78)	(.9)
Other income (expense), net	(33)	(.4)	8	0.1	(25)	(.3)
Profit before income taxes	(359)	(4.1)	256	2.9	(103)	(1.2)
Income tax expense (credit)	(1,662)	18.8	—	0.0	(1,662)	18.8
Net profit	$1,303	14.7%	$256	2.9%	$1,559	17.6%

For the fiscal year ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense Microwave and other	$7,116	75.2%	$2,221	23.4%	$9,337	98.6%
Cellular, wireless telephony and other	129	1.4	—	—	129	1.4
Total net sales	7,245	76.6%	2,221	23.4%	9,466	100.0%
Cost of goods sold	4,610	48.8	744	7.8	5,354	56.6
Gross profit	$2,635	27.8%	$1,477	15.6%	$4,112	43.4%
Operating expenses:
Selling, general and administrative	1,620	17.1	641	6.8	2,261	23.9
Research and development	1,106	11.7	127	1.3	1,233	13.0
Operating profit	(91)	(.9)	709	7.6	618	6.5
Other income (expense), net	(8)	0.0	5	0.0	(3)	0.0
Profit before income taxes	(99)	(.9)	714	7.6	615	6.5
Income tax expense (credit)	(1,630)	17.2	—	0.0	(1,630)	17.2
Net profit	$1,531	16.1%	$714	7.6%	$2,245	23.7%

Fiscal Years Ended March 31, 2007 and 2006

Net sales.   Net sales for fiscal 2007 were $8.9 million, compared to $9.5 million in fiscal 2006. AML’s revenues decreased by $185,000 due to a higher ratio of developmental programs versus production items. Revenues from our MPI division decreased by $427,000 compared to the same period last year due to reduced incidental orders. Sales to two customers, Raytheon and Northrop Grumman, represented 12.6% and 8.7% of net sales in 2007, respectively, as compared to sales to two customers, Raytheon and L 3 Communications, who represented 12.3% and 6.6% of net sales in 2006, respectively.

Sales for the last quarter of fiscal 2007 were $2.2 million. This was below our forecast, and was a result of our heavy new product development, which caused inefficiencies and delays in delivery. The Company, however, views projects that it considers “long term yet demand heavy” initial development projects as investments that will benefit shareholders in the future.

Domestic and international net sales were approximately 72.7% and 27.3% of our net sales, respectively, for the year ended March 31, 2007. For the year ended March 31, 2006, domestic and international net sales were approximately 82.1% and 17.9% of our net sales, respectively. Net sales are attributed to geographic areas based on the location of the customer to which our products are shipped. International net sales primarily consist of sales to customers in France, Germany, and Israel. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those net sales as domestic revenues, we cannot be certain of the extent to which our domestic and international net sales is impacted by the practices of our customers.

Gross profit.   Gross profit for fiscal 2007 was $3.7 million, or 41.6% of net sales, compared to a gross profit in fiscal 2006, of $4.1 million, or 43.4% of net sales. The decrease in margin was due to the lower volume of sales while spending on manufacturing overhead costs remained consistent. This, however, is not considered a trend.

Selling, general, and administrative costs.   Selling, general and administrative costs for fiscal 2007 were $2.4 million, or 26.6% of net sales, compared to $2.3 million, or 23.9% of net sales, for fiscal 2006. Administrative expenses were increased by $117,000 due to employee stock-based compensation expense. MPI’s selling expenses were higher due to additional recruitment and commission expenses in the amounts of $54,000 and $16,000, respectively.

Research and development costs.   Research and development costs for fiscal 2007 were $1.4 million, or 15.9% of net sales, compared to $1.2 million, or 13.0% of net sales, for the corresponding period in fiscal 2006. The increase is attributable to $150,000 in costs relating to new hires for developmental programs, and general pay increases. An additional $20,000 increase was due to R&D consulting services and $13,000 for depreciation expenses.

Other expense, net.   Other expense for fiscal 2007 was $25,000, as compared to $3,000 for fiscal 2006. The increase is attributable to interest expenses on the note payable connected to MPI’s building purchase and the outstanding line of credit with Bridge Bank.

In 2008, we expect total operating expenses to increase as we continue to invest in infrastructure and new product development. We expect operating expenses generally will increase more slowly than increases in revenue.

Provision for income taxes.   We recorded tax credits of $1,662,000 in fiscal 2006 and identified tax credits on the balance sheet as a Deferred Tax Allowance. This represents both tax credits and net operating losses carried forward. An additional tax allowance of $1,662,000 was recognized this year.

The Company’s management decided to recognize the additional tax allowance of $1,662,000 this year based on the following assumptions and circumstances:

During the last quarter of fiscal 2007, the Company received $4.1 million of non-routine orders from our existing customer and three new customers. Of these orders, $2.6 million or 22% of the Company’s forecasted annual revenues for fiscal 2008 are planned to be shipped during fiscal 2008. The Company is expecting to realize $260,000 or 10% of pre-tax profit from these non-routine orders. To facilitate the Company’s productivity and satisfy the customers’ expectations, the Company has heavily invested in capital equipment acquisitions. During the last quarter of fiscal 2007, the Company acquired automatic test equipment and automatic assembly equipment. The Company spent an additional $380,000 during the first two months of fiscal 2008 in acquiring capital equipment.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

At March 31, 2007, we had a line of credit agreement with Bridge Bank. On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.0, and stay within 80% of planned quarterly revenue. We were in compliance with these requirements at March 31, 2007. However, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At March 31, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $470,000 under the equipment financing agreement and thus our remaining borrowing capacity is approximately $1,000,000 and $530,000 available under these agreements, respectively.

At March 31, 2007, we had $2,078,000 in cash and cash equivalents. Our operating activities provided cash of approximately $584,000 in fiscal 2007, compared to providing cash of $1.3 million in 2006. Net cash used in investing activities amounted to $1.1 million in 2007, primarily due to capital equipment expenditures, as compared to net cash used in investing activities of $1.3 million in 2006, of which nearly $1.2 million was received from the MPI acquisition. Net cash provided by financing activities was $215,000 in 2007, due to proceeds from our line of credit, as compared to net cash provided by financing activities of $864,000 in 2006.

We anticipate capital expenditures of approximately $700,000 in fiscal 2008. We believe that funds will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At March 31, 2007, we had a line of credit agreement with Bridge Bank, of which $1,000,000 may be used for equipment advances at a rate of such prime rate plus 2.0%. At March 31, 2007, our remaining borrowing capacity under the financing agreement for equipment advances was $530,000.

In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2007 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations, including purchase commitments at March 31, 2007, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Payment due by period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
	(Dollars in Thousands)
Long term lease obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	212	196	16	—	—
Total contractual cash obligations	$212	$196	$16	$—	$—

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

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; or (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all of our accounts receivables that are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

We believe that, to the extent that foreign sales are recognized, we may face increased risks associated with political and economic instability, compliance with foreign regulatory rules governing export requirements, tariffs and other trade barriers, differences in intellectual property protections, longer accounts receivable cycles, currency fluctuations and general trade restrictions. If any of these risks materialize, they could have a material adverse effect on our business, results of operations, and financial condition.

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

We experience significant price competition and expect price competition in the sale of our products to remain intense. We cannot assure you that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors will offer new and existing products at prices necessary to gain or retain market share. Several of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of their products in the future. Substantially all of our competitors have, and potential future competitors could have, substantially greater technical, marketing, distribution and other resources than we do and have, or could have, greater name recognition and market acceptance of their products and technologies.

The markets in which we compete are characterized by rapidly changing technology and continuous improvements in products and services. Our future success depends on our ability to enhance our current products and to develop and introduce, in a timely manner, new products that keep pace with technological developments that meet or exceed industry standards, which compete effectively on the basis of price, performance and quality, that adequately address OEM customer and end-user customer requirements, and that achieve market acceptance. We believe that to remain competitive in the future we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In the event our newly developed products are not timely developed or do not gain market acceptance, our business, results of operations and financial condition could be materially adversely affected.

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

As a percentage of total revenues, our net sales to our two largest customers; Raytheon and Northrop Grumman, during the fiscal year ended March 31, 2007 totaled approximately 21.3%, accounting for $1.9 million of our revenues in fiscal 2007. These customers rely on the defense industry for orders and the defense industry relies upon the United States and foreign governments for funding. Changes in funding may occur if there is a change in the current administration or the government reduces defense spending. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

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

Our primary competitors are Teledyne Defense, Miteq, and Endwave Defense Systems and Sofia Wireless. These competitors are much larger than we are and have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of microwave integrated circuits for use by the defense industry. However, we have no contractual agreements with contractors with whom we do business that requires them to purchase minimum quantities and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, as well as the value of your securities, could be materially adversely affected.

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

We completed our acquisition of Microwave Power, Inc. on June 18, 2004 and acquired a controlling interest of Mica-Tech, Inc. on April 11, 2007. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

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

•       unconsummated transactions; and

•       potential loss of our key employees or the key employees of an acquired organization.

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

Quantitative and Qualitative Disclosures about Market Risk

We have some risk exposure from interest rates being unfavorable. At March 31, 2007, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7.                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AML Communications, Inc.
Camarillo, CA

We have audited the accompanying consolidated balance sheet of AML Communications, Inc. and subsidiary as of March 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. and subsidiary as of March 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
June 22, 2007

AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,078,000
Accounts receivable, net of allowance for doubtful accounts of $24,515	1,307,000
Inventories, net	1,714,000
Note receivable	210,000
Other current assets	106,000
Deferred Tax Asset—current	709,000
Total current assets	6,124,000
Property and Equipment, at cost	6,151,000
Less: Accumulated depreciation and amortization	(3,801,000)
Property and Equipment, net	2,350,000
Deferred Tax Asset	2,615,000
Intangible Assets:
Technologies, net	731,000
Patents, net	122,000
Customer lists, net	19,000
Trademarks	181,000
1,053,000
Other Assets	33,000
$12,175,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of Credit	$470,000
Accounts payable	593,000
Current portion of long term debt	11,000
Accrued expenses:
Accrued payroll and payroll related expenses	377,000
Other accrued liabilities	130,000
Total current liabilities	1,581,000
Notes Payable	618,000
Commitments	—
Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; shares issued and outstanding 10,256,666	103,000
Capital in excess of par value	13,616,000
Accumulated deficit	(3,743,000)
Total stockholders’ equity	9,976,000
$12,175,000

The accompanying notes are an integral part to these consolidated financial statements

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2007	March 31, 2006
Net sales	$8,854,000	$9,466,000
Cost of goods sold	5,171,000	5,354,000
Gross profit	3,683,000	4,112,000
Operating Expenses:
Selling, general and administrative	2,356,000	2,261,000
Research and development	1,405,000	1,233,000
Total operating expenses	3,761,000	3,483,000
Income (loss) from operations	(78,000)	618,000
Other income (expense):
Interest income	50,000	37,000
Interest expense	(75,000)	(40,000)
Other	000	000
Total other income (expense)	(25,000)	(3,000)
Income (loss) before provision for income taxes	(103,000)	615,000
Provision for income taxes	1,662,000	1,630,000
Net profit	$1,559,000	$2,245,000
Basic earnings per common share	$0.15	$0.22
Basic weighted average number of shares of common stock outstanding	10,243,000	10,098,000
Diluted earnings per common share	$0.15	$0.21
Diluted weighted average number of shares of common stock outstanding	10,669,000	10,699,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock		Capital in Excess of	Retained Earnings/ Accumulated
	Shares	Amount	Par Value	Deficit	Totals
Balance, March 31, 2005	10,057,116	$101,000	$13,386,000	$(7,547,000)	$5,940,000
Options Exercised	177,050	1,000	108,000	—	109,000
Net Income	—	—	—	2,245,000	2,245,000
Balance, March 31, 2006	10,234,166	102,000	13,494,000	(5,302,000)	8,294,000
Options Exercised	22,500	1,000	3,000	—	4,000
Stock Options Granted for Compensation	—	—	119,000	—	119,000
Net Income	—	—	—	1,559,000	1,559,000
Balance, March 31, 2007	10,256,666	$103,000	$13,616,000	$(3,743,000)	$9,976,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2007	March 31, 2006
Cash Flows from Operating Activities:
Net Income	$1,559,000	$2,245,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	420,000	322,000
Bad debt expense	(12,000)	(13,000)
Inventory Reserves	14,000	(36,000)
Stock Options Granted for Compensation	119,000	—
Amortization	216,000	216,000
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(229,000)	238,000
Inventories	(147,000)	184,000
Other current assets	(52,000)	(129,000)
Other assets—Deferred Tax Asset	(1,662,000)	(1,662,000)
Increase (decrease) in:
Accounts payable	439,000	(94,000)
Accrued income taxes	—	(18,000)
Accrued expenses	(81,000)	19,000
Net cash provided by operating activities	584,000	1,272,000
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,088,000)	(1,357,000)
Proceeds from the sale of property and equipment	—	—
Long-term cash investments	—	—
Cash received in the MPI acquisition	—	—
Net cash provided by (used in) investing activities	(1,088,000)	(1,357,000)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	3,000	109,000
Proceeds from line of credit, net	222,000	169,000
Proceeds (payments) notes payable	(10,000)	639,000
Principal payments on capital lease obligations, net	—	(53,000)
Net cash provided by (used in) financing activities	215,000	864,000
Net increase (decrease) in Cash and Cash Equivalents	(289,000)	779,000
Cash and Cash Equivalents, beginning of period	2,367,000	1,588,000
Cash and Cash Equivalents, end of period	$2,078,000	$2,367,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc. (“AML”) and its wholly owned subsidiary, Microwave Power, Inc. (“MPI”), (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Concentration of Cash

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2007, the Company had cash and cash equivalent balances totaling $1,397,000 in financial institutions, which were in excess of federally insured amounts.

Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During fiscal 2007, the Company had sales to two customers that represented 12.6% and 8.7% of net sales, respectively, as compared to fiscal 2006, in which the Company had sales to two customers, which represented 12.3% and 6.6% of net sales, respectively. As of March 31, 2007, these two customers comprised 16.0% and 5.9%, of accounts receivable, respectively.

The Company’s customers are comprised primarily of defense subcontractors, cellular service providers, and original equipment manufacturers (“OEMs”). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2007, international sales were $2.4 million, or 27.3% of net sales, as compared to $1.7 million, or 17.9% of net sales in fiscal year ended March 31, 2006.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

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

Inventories include costs of material, and manufacturing overhead on work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

March 31, 2007
Raw materials, net of reserve	$1,138,000
Work in process	323,000
Finished goods	253,000
$1,714,000

The reserve for inventory at March 31, 2007 was $393,000.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Depreciation and Amortization

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense for the years ended March 31, 2007 and March 31, 2006 was $420,000 and $322,000 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

March 31, 2007
Building	$800,000
Machinery and equipment	4,508,000
Furniture and fixtures	153,000
Leasehold improvements	690,000
$6,151,000

On February 3, 2006, the Company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principle and interest, and one irregular last payment of $556,594.48. The Company’s final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building.

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets,

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

the assets are adjusted to their estimated fair values. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2007, the Company recognized no impairment.

At March 31, 2007, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(67,000)	$122,000
Existing Technology	961,000	(230,000)	731,000
Customer List	339,000	(320,000)	19,000
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$1,670,000	$(617,000)	$1,053,000

The Company assigned an 8 year life to patents, a 12 year life to Existing Technology, and a 3 year life to Customer Lists. All are subject to amortization. Trademarks were assigned as having an indefinite life.

Amortization expense from continuing operation for the year ended March 31, 2007 was $216,000. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount
2008	$122,000
2009	$103,000
2010	$103,000
2011	$103,000
2012	$103,000

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

The Company had 1,865,000 of granted stock options and warrants that were exercisable as of March 31, 2007 and 1,760,000 of granted stock options and warrants exercisable at March 31, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended March 31, 2007	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$1,559,000	10,243,000	$0.15
Effect of dilutive securities:
Stock options		284,000
Warrants		142,000
Diluted earnings per share:	$1,559,000	10,669,000	$0.15

Year ended March 31, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$2,245,000	10,098,000	$0.22
Effect of dilutive securities:
Stock options		449,000
Warrants		152,000
Diluted earnings per share:	$2,245,000	10,699,000	$0.21

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

The following is information for the Company’s reportable segments for the years ended March 31, 2007 and March 31, 2006:

For the year ended March 31, 2007:

	AML	MPI	Unallocated	Total
	(Dollars in Thousands)
Revenue	$7,060	$1,794	—	$8,854
Gross Profit	2,608	1,075	—	3,683
Depreciation & amortization (includes intangibles)	341	295	—	636
Interest expense	75	—	—	75
Other, net	2,551	524	—	3,075
Income (loss) from continuing operations before tax	(359)	256	—	(103)
Identifiable assets	7,488	4,687	—	12,175
Capital Expenditures	$942	146	—	$1,088

For the year ended March 31, 2006:

	AML	MPI	Unallocated	Total
	(Dollars in Thousands)
Revenue	$7,245	$2,221	—	$9,466
Gross Profit	2,635	1,477	—	4,112
Depreciation & amortization (includes intangibles)	299	239	—	538
Interest expense	40	—	—	40
Other, net	2,395	524	—	2,919
Income (loss) from continuing operations before tax	(99)	714	—	615
Identifiable assets	5,421	4,503	—	9,924
Capital Expenditures	$1,314	43	—	$1,357

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

include telecommunications, radar, simulators, transmitters, and test instrumentation. The revenues earned by each product line are as follows:

For the Fiscal Year Ended March 31, 2007:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense microwave and other	$6,785	76.6%	$1,794	20.3%	$8,579	96.9%
PCS and two-way messaging	252	2.8	—	—	252	2.8
Cellular and other	23	0.3	—	—	23	0.3
Total net sales	$7,060	79.7%	$1,794	20.3%	$8,854	100.0%

For the Fiscal Year Ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
Revenues
Defense microwave and other	$6,938	73.2%	$2,180	23.1%	$9,118	96.3%
PCS and two-way messaging	196	2.1	41.4		237	2.5
Cellular and other	111	1.2	—	—	111	1.2
Total net sales	$7,245	76.5%	$2,221	23.5%	$9,466	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2007:

	AML		MPI		Total
	(Dollars in thousands)
International Sales	$1,570	17.7%	$845	9.6%	$2,415	27.3%
Domestic sales	5,490	62.0	949	10.7	6,439	72.7
Total Sales	$7,060	79.7%	$1,794	20.3%	$8,854	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2006:

	AML		MPI		Total
	(Dollars in thousands)
International Sales	$1,328	14.1%	$373	3.9%	$1,701	17.9%
Domestic sales	5,917	62.5	1,848	19.5	7,765	82.1
Total Sales	$7,245	76.6%	$2,221	23.4%	$9,466	100.0%

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Research and Development Costs

Research and development costs for fiscal 2007 were $1,405,000, or 15.9% of net sales, compared to $1,233,000, or 13.0% of net sales, for the corresponding period in fiscal 2006. The increase of $172,000 is attributed to additional new hires and general wage increases. Research and development costs are charged to expense as incurred.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $119,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the year ended March 31, 2007. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used in calculating the fair value of options granted using the Black-Scholes option—pricing model are as follows:

Risk-free interest rate	4.9%
Expected life of the options	9.39 years
Expected volatility	69.1%
Expected dividend yield	—

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. There is no pro forma expense to recognize during the year ended March 31, 2007.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2007 and 2006 were $83,000 and $50,000, respectively.

Recently Issued Accounting Pronouncements

In February 2006 FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principle-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative statement is effective for all financial instruments acquired or issued after beginning of the Company’s first fiscal quarter that begins September 15, 2006. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities. The Statement:

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

4.                At its initial adoption permits a one time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available—for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing liabilities that a servicer elects to subsequently measure at fair value.

5.                Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

3.   Debt and Lease Commitments

Accounts Receivable Financing

At March 31, 2007, we had a line of credit agreement with Bridge Bank. On July 17, 2006, we signed a Business Financing Agreement with Bridge Bank to renew our line of credit, to $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances. We are obligated to pay an annual facility fee of $5,000 (0.50% of the gross facility amount). We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.0, and stay within 80% of planned quarterly revenue. We were in compliance with these requirements at March 31, 2007. However, there is no assurance that we will be in compliance at future dates. This agreement terminates on July 17, 2007 or upon a date that the bank chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At March 31, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $470,000 under the equipment financing agreement and thus our remaining borrowing capacity is approximately $1,000,000 and $530,000 available under these agreements, respectively.

Note Payable

On February 3, 2006 the company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principle and interest, and one irregular last payment of $556,594.48. The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building. As of March 31, 2007, the outstanding note amounted to $629,000 with $11,000 in current portion.

The future aggregate payments arising from this loan is as follows:

Due during the fiscal year ended March 31,

Annual Amount
2008	$53,000
2009	53,000
2010	53,000
2011	53,000
2012	53,000
Thereafter	601,000
$866,000

Operating Lease Obligations

The Company leases its office space, manufacturing facility under an operating lease expiring April 2008. Total rent expense under this operating lease was approximately $188,000 and $183,000 during the years ended March 31, 2007 and 2006, respectively.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Total minimum lease payments under the above lease are as follows:

Operating Leases
Year ending March 31,
2008	$196,000
2009	16,000
Thereafter	—
$212,000

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

The components of the income tax provision for the years ended March 31, 2006 and 2007, were as follows:

	March 31, 2006	March 31, 2007
Current	$32,000	$—
Deferred	$(1,662,000)	$(1,662,000)
	$(1,630,000)	$(1,662,000)

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2006 and 2007 are as follows:

	March 31, 2006		March 31, 2007
	Amount	Percent	Amount	Percent
Income tax expense/(benefit) at statutory federal rate	$209,000	34.0%	$(35,000)	34.0%
State income taxes, net of federal income tax	(237,000)	-38.5	(50,000)	48.8
Effect of permanent differences	61,000	9.9	112,000	-109.2
Tax credits	—		(45,000)	43.9
Change in valuation allowance	(1,662,000)	-270.2	(1,651,000)	1610.2
Other	(1,000)	-.1	7,000	-6.8
	$1,630,000	264.9%	$(1,662,000)	1620.9%

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based on the level historical income and projections of future income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize $1,662,000 of the benefits from the deductible differences.

A detail of the Company’s deferred tax assets and liabilities as of March 31, 2007 follows:

Inventory reserves	$168,000
Allowance for doubtful accounts	11,000
Accrued vacation	63,000
Non-cash employee compensation	6,000
Accrued warranty and customer support	8,000
Other	(172,000)
General tax credit carry-forwards	1,811,000
Net operating loss carry-forwards	3,473,000
Depreciation	(19,000)
5,349,000
Valuation allowance	(2,025,000)
$3,324,000

As of March 31, 2007, the Company had federal net operating loss carry-forwards of approximately $8.8 million, expiring at various dates through 2024.

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Activity under the 2005 plan is as follows (1):

2005 Equity Incentive Plan	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2006	1,937,750	$1.06	$117,660
Granted	414,000	0.97
Exercised	(22,500)	0.15
Canceled	(96,500)	1.94
Outstanding at March 31, 2007	2,232,750	$0.97	$341,982
Exercisable at March 31, 2007	1,650,050	$0.95

The weighted average fair value for options granted during each year was $0.50 and $0.53 for fiscal 2007 and fiscal 2006, respectively.

The number of common stock options available for grant as of each year was 310,574 for fiscal 2007 and 628,074 for fiscal 2006.

Options outstanding at March 31, 2007 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 - $0.50	243,700	6.58	$0.15	237,450	$0.14
$0.51 - $1.00	1,588,250	6.05	$0.92	1,217,000	$0.92
$1.01 - $2.00	342,300	7.36	$1.30	137,100	$1.44
$2.01 - $5.00	43,500	3.73	$3.19	43,500	$3.19
$5.01 - $15.75	15,000	3.60	$5.44	15,000	$5.44
$0.11 - $15.75	2,232,750	6.30	$0.97	1,650,050	$0.95

GRANTED

Pursuant to the 2005 Plan, during the year ended March 31, 2007, the Company granted 414,000 stock options to the Company’s employees and two external directors.

On June 8, 2006, the Company granted 59,000 stock options to nine employees as employee compensation. All of the 59,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan. The options will become vested twenty (20) percent per year over a five year period. The option exercise price was $1.20, which was the same as fair value of the shares at the time of granting of the options.

On August 7, 2006, the Company granted 65,000 stock options to five employees as employee compensation. All of the 65,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan. The options will become vested twenty (20) percent per year over a

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

five year period. The option exercise price was $0.85, which was the same as fair value of the shares at the time of granting of the options.

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

On February 5, 2007, the Company granted 145,000 stock options to five employees as employee compensation. All of the 145,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan. The options will become vested twenty (20) percent per year over a five year period. The option exercise price was $0.99, which was the same as fair value of the shares at the time of granting of the options.

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

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Stock Options Granted on September 7, 2006:

105,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	4.74%
Expected life of the options	5.00 years
Expected volatility	36.11%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	4.79%
Expected life of the options	10.00 years
Expected volatility	36.11%
Expected dividend yield	0

15,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	4.79%
Expected life of the options	10.00 years
Expected volatility	36.11%
Expected dividend yield	0

Stock Options Granted on February 5, 2007:

Risk-free interest rate	4.74%
Expected life of the options	10.00 years
Expected volatility	32.84%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested—March 31, 2006	400,900	$1.07
Granted	414,000	0.97		208,044
Forfeited	(73,750)	1.22
Vested	(156,575)	2.06
Exercised	(1,875)	0.16
Non-vested—March 31, 2007	582,700	1.01	1.55 Years

The total compensation cost not yet recognized related to non-vested stock options is $306,000, which is expected to be recognized over a period of 1.97 years.

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

Warrants

Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2006	222,928	$0.50	$162,000
Granted	—
Forfeited	8,000	0.02
Exercised	—
Outstanding, March 31, 2007	214,928	0.49	$187,000

Following is a summary of the status of warrants outstanding at March 31, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.24 - $1.00	187,499	1.29	$0.24	187,499	$0.24
$1.01 - $5.00	27,429	0.67	$2.19	27,429	$2.19
$0.24 - $5.00	214,928	1.13	$0.49	214,928	$0.49

6.                 Employee Benefit Plan

The Company has a defined contribution 401(k) employee retirement plan (the “Plan”). Under the terms of this Safe Harbor Plan, (covering the period of 4/1/06 to 3/31/07) the Qualified Matching Contribution is defined as follows: The matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for the plan year, fiscal year ended March 31, 2007. The pay may be restricted to the annual pay limit announced by the IRS*. (* This limit will be adjusted to reflect any annual cost-of living increases announced by the IRS.) All eligible employees may participate in this plan. After meeting the three-month minimum of employment with the Company, employees become eligible and may choose to enroll at the next quarterly open enrollment. Contributions to the Plan for fiscal year 2006 and 2007 were $95,000 and $110,000 respectively.

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

8.                 Subsequent Events (Unaudited)

On April 11, 2007, the Company completed the acquisition of a controlling position in Mica-Tech, Inc., in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or

AML COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007

4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. Mica-Tech, Inc., designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours. The Federal Energy Regulatory Commission (FERC) has mandated the power utility companies to electronically control substations for purposes of monitoring power quality and increase power grid reliability. Mica-Tech’s satellite system provides an immediate and low cost solution for substation control. Mica-Tech has successfully deployed its products with a major Southern California utility company. Penetration into the countrywide utility companies market is in the initial phase. Mica-Tech’s website is located at http://www.mica-tech.com.

The Company paid $210,000 of the purchase price through the cancellation of Mica-Tech’s two promissory notes in the aggregate principal amount of $210,000 and $590,000 of the purchase price was paid in cash. The cash portion of the purchase consideration was paid from working capital of the Company.

A summary of the assets acquired and liabilities for Mica-Tech assumed in the acquisition is as follows:

Estimated fair values:
Current Assets	$529,000
Liabilities assumed	(1,166,000)
Net assets acquired	(637,000)
Consideration paid	800,000
Goodwill	$1,437,000

Goodwill of $1,437,000 represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

9.                 Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard 95.

The Company paid $0 and $32,000 income tax and $74,000 and $40,000 interest during the years ended March 31, 2007 and 2006, respectively.

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

ITEM 8B.       OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on September 13, 2007.

ITEM 10.         EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on September 13, 2007.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the information under the caption “Principal Stockholders” in the Company’s definitive proxy statement for the 2007 Annual Meeting of the Stockholders to be held on September 13, 2007.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on September 13, 2007.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following are attached as Exhibits to this Form 10-KSB:

2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)

10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(8)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(8)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004.(8)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.16	Interim Lease and Proposed Lease Terms(9)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(10)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(11)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(12)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(12)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(13)
10.22	Loan Agreement with Bank of America for purchase of MPI building(12)
10.23	2005 Equity Incentive Plan(14)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(15)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(16)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(16)
31.1	Certification by the Chief Executive Officer(17)
31.2	Certification by the Director of Finance(17)
32	Certification pursuant to Section 906 of the Sarbanes Oxley Act(17)

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

(11) Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated May 4, 2007 (unredacted version) and incorporated herein by reference.

(12) Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(13) Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005.

(14) Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

(15) Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(16) Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 20, 2007 and incorporated herein by reference.

(17)   Filed herewith.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2006 and March 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” include fees related to (or paid for) in the fiscal year ended March 31, 2006 and fees related to fiscal year ended March 31, 2007.

		For the period ending
		March 31, 2006	March 31, 2007
(i)	Audit fees	$63,000	$59,000
(ii)	Audit related fees	25,000	—
(iii)	Tax fees	—	—
(iv)	All other fees	2,000	—
		$90,000	$59,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML COMMUNICATIONS, INC.
By:	/s/ JACOB INBAR
Jacob Inbar,
President and Chief Executive Officer
Dated: June 29, 2007

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacob Inbar and Heera Lee, and each of them, jointly and severally, his attorneys in fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JACOB INBAR	President, Chief Executive Officer and	June 29, 2007
Chairman of the Board
/S/ TIBERIU MAZILU	Vice President-Engineering and Director	June 29, 2007
/S/ EDWIN J. MCAVOY	Secretary, Vice President-Sales, and Director	June 29, 2007
/S/ HEERA LEE	Director of Finance and Principal Accounting	June 29, 2007
Officer
/S/ RICHARD W. FLATOW	Director	June 29, 2007
/S/ GERALD M. STAREK	Director	June 29, 2007