Form 10QSB
period 2007-06-30
AML COMMUNICATIONS INC
filed 2007-08-20
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 3, 2007: 10,256,666 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

June 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$583,000
Accounts receivable, net	1,994,000
Inventories, net	2,524,000
Note receivable	9,000
Prepaid Expenses	147,000
Deferred Tax Asset - current	709,000
Total current assets	5,966,000

Property and Equipment, at cost	6,816,000
Less: Accumulated depreciation	(4,077,000)
Property and Equipment, net	2,739,000

Deferred Tax Asset	2,615,000
Intangible Assets:
Technologies, net	2,364,000
Patents, net	116,000
Customer relationship, net	304,000
Backlog, net	102,000
Trademarks and brand names	241,000
3,127,000
Deposits	30,000
$14,477,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$1,034,000
Accounts payable	772,000
Current portion of long term debt	11,000
Accrued expenses:
Accrued payroll and payroll related expenses	392,000
Accrued income taxes	8,000
Other accrued liabilities	292,000
Total current liabilities	2,509,000

Notes Payable	1,225,000
Commitments	—

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,256,666 shares issued and outstanding at June 30, 2007.	103,000
Capital in excess of par value	13,651,000
Accumulated deficit	(3,789,000)
Minority Interest	777,000
Total stockholders’ equity	10,742,000
$14,477,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended
	June 30,	June 30,
	2007	2006

Net sales	$2,704,000	$2,302,000
Cost of goods sold	1,546,000	1,323,000
Gross profit	1,158,000	979,000

Operating expenses:
Selling, general & administrative	784,000	618,000
Research and development	575,000	319,000
Total operating expenses	1,359,000	937,000

Income/(loss) from operations	(201,000)	42,000

Other income/(expense), net	(36,000)	(8,000)
Income/(loss) before provision for income taxes and minority interest	(237,000)	34,000
Provision for income taxes	7,000	8,000
Minority Interest	198,000	…
Net income/(loss)	$(46,000)	$26,000

Basic earnings (loss) per common share	$(0.00)	$0.00

Basic weighted average number of shares of common stock outstanding	10,257,000	10,234,000

Diluted earnings (loss) per common share	$(0.00)	$0.00

Diluted weighted average number of shares of common stock outstanding	10,257,000	10,833,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Month Periods Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$(46,000)	$26,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	154,000	89,000
Bad debt expense	(6,000)	—
Inventory Reserves	(2,000)	3,000
Stock Options Granted for Compensation	36,000	26,000
Amortization	130,000	54,000
Minority Interest	(198,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(634,000)	(264,000)
Inventories	(492,000)	(22,000)
Other current assets	(50,000)	161,000
Increase (decrease) in:
Accounts payable	(218,000)	20,000
Accrued income taxes	8,000	8,000
Accrued expenses	(117,000)	(257,000)
Net cash used in operating activities	(1,435,000)	(156,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(68,000)	(364,000)
Cash used in Mica-Tech acquisition	(13,000)	—
Net cash used in investing activities	(81,000)	(364,000)

Cash Flows from Financing Activities:
Proceeds from line of credit	103,000	(42,000)
Payments on notes payable	(78,000)	(2,000)
Principle payments capital lease obligations	(4,000)	—
Net cash provided by (used in) financing activities	21,000	(44,000)

Net increase (decrease) in Cash and Cash Equivalents	(1,495,000)	(564,000)
Cash and Cash Equivalents, beginning of period	2,078,000	2,368,000
Cash and Cash Equivalents, end of period	$583,000	$1,804,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,000	$19,000
Income Taxes	$—	$8,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to purchase property and equipment	$398,000	$264,000

The accompanying notes are an integral part of these financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.             Basis of Presentation

AML Communications (the “Company” or “We”) currently designs, manufactures, and markets radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the defense microwave market.  Our business is comprised of three reportable segments.   AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave.  Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market.  Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems.  These products are sold directly by us as well as through independent sales representatives.  On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech).  Our fifty-one (51) percent subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid.  We had two reportable segments (AML) and (MPI) for the three month periods ended June 30, 2006 and the three reportable segments (AML), (MPI), and (Mica-Tech) for the three month periods ended June 30, 2007.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s March 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc., its wholly owned division, Microwave Power, Inc., and its fifty-one (51) percent owned subsidiary, Mica-Tech, Inc. from the acquisition date, April 11, 2007.  While the historical financial statements includes the accounts of AML Communications, Inc., and its wholly owned division, Microwave Power, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.  The three month period ended June 30, 2007 includes 81 days of Mica-Tech, Inc.’s results of operations prospectively from the date of the acquisition, or April 11, 2007 through June 30, 2007.

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

The Company had approximately 1,922,000 of granted stock options and warrants that were exercisable as of June 30, 2007 and approximately 1,822,000 of granted stock options and warrants exercisable at June 30, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2007	Net Income	Shares	Per Share
Basic and diluted loss per shares:
Net loss available to common stockholders	$(46,000)	10,257,000	$(0.00)

Three months ended June 30, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$26,000	10,234,000	$0.00
Effect of dilutive securities:
Stock options & warrants		599,000
Diluted earnings per share:	$26,000	10,833,000	$0.00

3.             Accounts Receivable

Accounts receivable as of June 30, 2007 are as follows:

Accounts receivable	$2,101,000
Allowance for bad debts	107,000
$1,994,000

4.             Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

June 30, 2007

Raw material, net of reserve	$2,154,000
Work-in-process	441,000
Finished goods	320,000
Inventory reserve	(391,000)
$2,524,000

5.             Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense was $154,000 and $89,000 for the three months ended June 30, 2007 and June 30, 2006 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

June 30, 2007
Building	$800,000
Machinery and equipment	5,152,000
Furniture and fixtures	174,000
Leasehold improvements	690,000
Accumulated depreciation	(4,077,000)
$2,739,000

6.             Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended June 30, 2007, the Company recognized no impairment.

At June 30, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(348,000)	$116,000
Existing Technology	2,641,000	(277,000)	2,364,000
Customer List	339,000	(339,000)	—
Customer Relationship	328,000	(24,000)	304,000
Backlog	132,000	(30,000)	102,000

Unamortized intangibles:
Trademarks and Brand Names	241,000	—	241,000
	$4,145,000	$(1,018,000)	$3,127,000

Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007, we recorded the intangible assets above.  We assigned an 8 year life to patents, a 12 year life to Existing Technology, a 3 year life to Customer Lists, a 3 year life to Customer Relationship, and a 1 year life to Backlog.  All are subject to amortization.  The value assigned to trademarks and brand names, which have an indefinite life, should not be amortized.

Amortization expense from continuing operation for the three months ended June 30, 2007 was $130,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2008	$493,000
2009	$357,000
2010	$353,000
2011	$247,000
2012	$244,000

7.             Debt and lease commitments

Line of credit

At June 30, 2007, we had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances and prime rate plus 0.50% for the additional equipment term loans.  We are obligated to pay an annual facility fee of $5,000 (0.50% of the facility amount) and $2,500 the second year.  We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.00, and to stay within 80% of planned quarterly revenue.  We failed to maintain a monthly Quick Ratio of 1.50 to 1.00 for the month ended June 30, 2007. This agreement terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $119,715 under the equipment financing agreement whose rate is prime rate plus 2.00% and $913,996 under the equipment financing agreement whose rate is prime rate plus 0.50%.  Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $302,831 available under the equipment financing agreement whose rate is prime rate plus 0.50%.

Note Payable

On February 3, 2006 the Company purchased the building that houses MPI located at 3350 Scott Blvd. 25 Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88 each which includes principle and interest and one irregular last payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of June 30, 2007, the outstanding note amounted to $615,000 with $11,000 in current portion.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech makes equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  The total amount remaining on the note at June 30 2007 was $125,000.

Mica-Tech was advancing working capital from Steven Ow, the president and also a major shareholder of Mica-Tech, over a period of time and the total was amounted to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock and issued to Steven Ow at the closing of the acquisition on April 11, 2007.  Under the terms of the note, no payment is required until April 2, 2009.  As of June 30, 2007, the outstanding note amounted to $485,000.

Operating Lease Obligations

AML leases its office space, manufacturing facility under an operating lease expiring April 2008.  Total rent expense under this operating lease was approximately $49,000 and $47,000 during the three months ended June 30, 2007 and 2006, respectively. Mica-Tech leases its office space, manufacturing facility under an operating lease expiring October 2007.  Total rent expense under this operating lease was approximately $13,000 and $15,000 during the three months ended June 30, 2007 and 2006, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Year ending March 31,
2008	$231,000
2009	16,000
Thereafter	—
$247,000

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $36,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2007 and $26,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  There is no pro forma expense to recognize during the three months ended June 30, 2007.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan (“2005 Plan”).  The total aggregate number of shares initially reserved and available for grant and issuance pursuant to the 2005 Plan is 150,000 shares.  Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Pursuant to the 2005 Plan, during the three months ended June 30, 2007, the Company granted 68,000 stock options to the Company’s employees and an external director of Mica-Tech.

On April 5, 2007, the Company granted 28,000 stock options to three employees as employee compensation. All of the 28,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  The options will become vested twenty (20) percent per year over a five year period.  The option exercise price was $1.42 which was the same as fair value of the shares at the time of granting of the options.

On May 1, 2007, the Company granted 5,000 Non Qualified Stock Options to Mica-Tech’s external director.  All of the 5,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  The options will become vested twenty-five (25) percent per year over a four year period.  The option exercise price was $1.45 which was the same as fair value of the shares at the time of granting of the options.

On June 8, 2007, the Company granted 7,000 stock options to two employees as employee compensation. All of the 7,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  The options will become vested twenty (20) percent per year over a five year period.  The option exercise price was $1.43 which was the same as fair value of the shares at the time of granting of the options.

On June 27, 2007, the Company granted 28,000 stock options to fifty employees as employee compensation. All of the 28,000 stock options have a term of ten (10) years measured from the Grant Date and shall accordingly expire at the close of business on the Expiration Date, unless sooner terminated in accordance with the plan.  Of the 28,000 shares granted, 4,000 shares will become vested twenty (20) percent per year over a five year period.  The remaining 24,000 shares will become vested as follows; fifty (50) percent after one month from the Grant Date and the other fifty (50) percent after one year from the Grant Date. The option exercise price was $1.36 for all of the 28,000 stock options granted, which was the same as fair value of the shares at the time of granting of the options.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2007	2,232,750	$0.97	$341,982
Granted	68,000	$1.40
Forfeited	0	$1.77
Exercised	0	$0.15
Outstanding, June 30, 2007	2,300,750	$0.98	$376,574

Following is a summary of the status of options outstanding at June 30, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$ 0.11 - $ 0.50	243,700	6.38	$0.15	238,700	$0.14
$ 0.51 - $ 1.00	1,588,250	5.78	$0.92	1,217,000	$0.92
$ 1.01 - $ 2.00	410,300	7.16	$1.32	192,900	$1.38
$ 2.01 - $ 5.00	43,500	2.69	$3.19	43,500	$3.19
$ 5.01 - $ 15.75	15,000	0.16	$5.44	15,000	$5.44
$ 0.11 - $ 15.75	2,300,750	5.99	$0.98	1,707,100	$0.96

For options granted during the three months ended June 30, 2007, the weighted-average fair value of such options was $0.65.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on April 5, 2007:

Risk-free interest rate	4.68%
Expected life of the options	6.50 years
Expected volatility	38.52%
Expected dividend yield	0

Stock Options Granted on May 1, 2007:

Risk-free interest rate	4.62%
Expected life of the options	6.25 years
Expected volatility	38.28%
Expected dividend yield	0

Stock Options Granted on June 8, 2007:

Risk-free interest rate	4.95%
Expected life of the options	6.50 years
Expected volatility	39.08%
Expected dividend yield	0

Stock Options Granted on June 27, 2007:

24,000 stock options with one year vesting periods:

Risk-free interest rate	5.07%
Expected life of the options	5.50 years
Expected volatility	39.13%
Expected dividend yield	0

4,000 stock options with five year vesting periods:

Risk-free interest rate	5.07%
Expected life of the options	6.50 years
Expected volatility	39.13%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2007	582,700	$1.01	1.55 Years
Granted	68,000	1.40		44,023
Forfeited	—	—
Vested	(57,050)	1.21
Exercised	—	—
Non-vested – June 30, 2007	593,650	1.04	1.51 Years	2.3 Years

The total compensation cost not yet recognized related to non-vested stock options is $315,000 which is expected to be recognized over a period of 1.46 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2007	214,928	$0.49	$187,000
Granted	—
Forfeited	—
Exercised	—
Outstanding, June 30, 2007	214,928	0.49	$196,000

Following is a summary of the status of warrants outstanding at June 30, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$ 0.24 - $ 1.00	187,499	1.04	$0.24	187,499	$0.24
$ 1.01 - $ 5.00	27,429	0.42	$2.19	27,429	$2.19
$ 0.24 - $ 5.00	214,928	0.88	$0.49	214,928	$0.49

9.             Segments

The Company has three reportable segments consisting of (1) AML Communications, Inc., (2) Microwave Power, Inc. and (3) Mica-Tech, Inc.  Our AML Communications segment includes low noise and high power amplifiers with frequencies that range from 50KHz to 26GHz.  These products are manufactured and sold through operations in Camarillo, California.  Microwave Power, Inc. is a designer, manufacturer and marketer of high power microwave amplifiers.  Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500W.  These products are manufactured and sold through operations in Santa Clara, California.  Our Mica-Tech segment designs, manufactures and markets an intelligent satellite communication system that provides a highly reliable and secure communications link between remote sites and control centers, utilizing SCADA (Supervisory Control And Data Acquisition) technology.  The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

The following is information for the Company’s reportable segments for the three month period ended June 30, 2007 and the three month period ended June 30, 2006.

For the three months ended June 30, 2007

(In thousands)	AML	MPI	Mica- Tech	Unallocated	Total

Revenue	$2,241	$419	$44	—	$2,704

Gross Profit	912	239	7	—	$1,158
Depreciation & amortization (includes intangibles)	127	63	94	—	$284

Interest expense	27	—	16	—	$43

Other, net	632	135	300	—	$1,067
Income/(Loss) from continuing Operations before tax and minority interest	$126	$41	$(404)	—	$(237)

Identifiable assets	$7,138	$4,743	$2,596	—	$14,477

Capital Expenditures	$459	5	2	—	$466

For the three months ended June 30, 2006

(In thousands)	AML	MPI	Mica- Tech	Unallocated	Total

Revenue	$1,820	$482	—	—	$2,302

Gross Profit	686	293	—	—	$979
Depreciation & amortization (includes intangibles)	76	67	—	—	$143

Interest expense	19	—	—	—	$19

Other, net	672	111	—	—	$783
Income/(Loss) from continuing Operations before tax	$(78)	$112	—	—	$34

Identifiable assets	$5,131	$4,572	—	—	$9,703

Capital Expenditures	$235	129	—	—	$364

10.          Acquisition of Mica Tech Inc

On April 11, 2007, the Company completed the acquisition of a controlling position in Mica-Tech, Inc., in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $840,850. Mica-Tech, Inc., designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours.

The Company paid $210,000 of the purchase price through the cancellation of Mica-Tech’s two promissory notes in the aggregate principal amount of $210,000 and $590,000 of the purchase price was paid in cash. The cash portion of the purchase consideration was paid from working capital of the Company.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

April 11, 2007

Cash	$604,000
Receivables, net	46,000
Inventory	315,000
Property and equipment, net	76,000
Prepaid assets	12,000
Intangible assets	2,205,000
Total assets acquired	$3,258,000
Current liabilities	(757,000)
Notes Payable	(685,000)
Net assets acquired	$1,816,000

Of the 2,205,000 of acquired intangible assets, $328,000 was assigned to Customer Relationship (3 year useful life), $1,685,000 was assigned to Existing Technology (12 year useful life), and $132,000 was assigned to Backlog (1 year useful life).  All are subject to amortization.  The balance of $60,000 was assigned to Trademarks and Brand Name, which have an indefinite life and therefore should not be amortized.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

The following un-audited pro forma consolidated financial information for the three months period ended June 30, 2007 and 2006, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on April 1, 2007 and 2006 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on April 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	Three month periods ended June 30
	2007	2006
	(UN-AUDITED AND IN THOUSANDS OF DOLLARS)

Revenues	$2,704	$2,560
Operating loss	$(353)	$(160)
Net loss	$(126)	$(78)
Loss per share - basic	$(0.01)	$(0.01)
Loss per share - diluted	$(0.01)	$(0.01)

11.                   Major customers and vendors

Two customers provided 26% and 32% of net revenue for the three months ended June 30, 2007 and 2006, respectively.  Total accounts receivable due from these customers was approximately $472,000 as of June 30, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Two vendors accounted for 34% and 26% of the Company’s net purchases for the three months ended June 30, 2007 and 2006, respectively.  Total accounts payable due to these vendors was $69,000 as of June 30, 2007.

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

In this document, the words “we,” “our,” “ours,” and “us” refer to AML Communications, Inc. and our sub divisions, Microwave Power, Inc. and Mica-Tech, Inc.

Overview

Our business is comprised of three reportable segments, AML Communications, Inc., Microwave Power, Inc., and Mica-Tech, Inc.  AML and MPI design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers and subsystems serving, primarily, the defense microwave market.  AML represented 76.6% of our 2007 product revenue and MPI represented 23.4% of our 2007 product revenue.  Mica-Tech, our Fifty-one (51) percent subsidiary acquired on April 11, 2007, designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid.

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

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W.  In June 2004, we acquired Microwave Power, Inc. and operate it as a division of AML.  The MPI division operates independently, with its own marketing, production, and general management team. We continue to expand MPI’s managerial and technical capabilities to address the potential for growth of the division.

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution.  The operating software and hardware are designed in-house with support from outside consultants.  Mica-Tech is located in Camarillo, CA and operates independently, with its own management team.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net sales.  Net sales for the three months ended June 30, 2007 were $2.7 million, as compared to net sales of $2.3 million for the three months ended June 30, 2006, a increase of $402,000 or 17.5%. Sales for AML segment for the three months ended June 30, 2007 were higher than sales during the same period of the prior year by $421,000 or 24.1% primarily due to large program orders received during the second part of FY 2007.  During this quarter, we commenced production on these orders.  Sales for MPI segment decreased by $63,000, compared to the same period of the prior year, due to reduced incidental orders.  Mica-Tech contributed $44,000 to the total sales during the quarter.  AML and, to a lesser extent MPI, have devoted significant resources during the last three fiscal years towards the development of products that address long term contracts to reduce reliance on spot-market and incidental orders.

Gross profit.  Gross profit for the three months ended June 30, 2007 was $1.2 million, or 42.8% of net sales, compared to a gross profit of $979,000, or 42.5% of net sales for the three months ended June 30, 2006.  Change in gross profit, as a percentage of net sales, is insignificant.

Selling, general and administrative costs.  Selling, general, and administrative costs were $784,000, or 29.0% of net sales, for the three months ended June 30, 2007, as compared to $618,000, or 26.8% of net sales, for the three months ended June 30, 2006.  The increase is mainly attributed to administrative cost in connection with maintaining our Mica-Tech segment, which we acquired on April 11, 2007.  We had Mica-Tech for 81 days during the three months ended June 30, 2007.  Selling, general and administrative costs for both AML and MPI decreased, compared to the same period of the prior year, due to decreased spending in salary and related benefits, advertising, and consulting expense.

Research and development costs.  Research and development costs were $575,000, or 21.3% of net sales, for the three months ended June 30, 2007, as compared to $319,000, or 13.9% of net sales, for the three months ended June 30, 2006.  The increase reflects the hiring of additional R&D employees and continued investment in R&D projects.  Additionally $143,000 is attributable to Mica-Tech’s research and development expenses for 81 days during the quarter.

Other expense net.  Other expense was $36,000 for the three months ended June 30, 2007 and $8,000 for the three months ended June 30, 2006. Interest expense of $43,000 is attributed to the outstanding notes payable and line of credit. Interest income on short tem and long term cash investments was $8,000.

Provision for income taxes. We recorded a provision of $7,000 for federal and state AMT taxes for the three months ended June 30, 2007 and $8,000 for the three months ended June 30, 2006.

Net income(loss).  Net loss was $46,000, or $(0.00) per share, for the three months ended June 30, 2007, compared to a net profit of $26,000, or $0.00 per share, for the three months ended June 30, 2006.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At June 30, 2007, we had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000for a total of $900,000 on June 22, 2007.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 2.0% with respect to equipment advances and prime rate plus 0.50% for the additional equipment term loans.  We are obligated to pay an annual facility fee of $5,000 (0.50% of the facility amount) and $2,500 the second year.  We must maintain certain financial requirements, including a Quick Ratio of 1.50 to 1.00, and to stay within 80% of planned quarterly revenue.  We failed to maintain a monthly Quick Ratio of 1.50 to 1.00 for the month ended June 30, 2007. This agreement terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $119,715 under the equipment financing agreement whose rate is prime rate plus 2.00% and $913,996 under the equipment financing agreement whose rate is prime rate plus 0.50%.  Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $302,831 available under the equipment financing agreement whose rate is prime rate plus 0.50%.

At June 30, 2007, we had $583,000 in cash and cash equivalents.  For the three months ended June 30, 2007, our operating activities used cash of approximately $1.4 million, as compared to $156,000 in cash used in our operating activities for the three months ended June 30, 2006.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $81,000 for the three months ended June 30, 2007 and $364,000 for the three months ended June 30, 2006.  Net cash provided by financing activities was $21,000 for the three months ended June 30, 2007, as compared to $44,000 in cash used in our financing activities for the three months ended June 30, 2006.

We anticipate capital expenditures of approximately $800,000 in fiscal 2008.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At June 30, 2007, we had a line of credit agreement with Bridge Bank and our remaining borrowing capacity under this financing agreement for equipment advances was $302,831.

In addition to the funds we raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2007 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

AML Communications Inc.

/s/: Jacob Inbar
By:	Jacob Inbar, President and
Chief Executive Officer
	(Principal Executive Officer)	Dated: August 20, 2007

/s/: Heera Lee
By:	Heera Lee, Director of Finance
	(Principal Accounting Officer)	Dated: August 20, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Intellectual Property Security Agreement(4)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(5)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(5)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(6)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(6)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(7)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(7)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(8)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(8)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004.(8)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004.(8)
10.16	Interim Lease and Proposed Lease Terms(9)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(10)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(11)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(12)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(12)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(13)
10.22	Loan Agreement with Bank of America for purchase of MPI building(12)
10.23	2005 Equity Incentive Plan(14)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(15)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(16)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(16)
31.1	Certification by the Chief Executive Officer(17)
31.2	Certification by the Director of Finance(17)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(17)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(17)

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K/A dated May 4, 2007 (unredacted version) and incorporated herein by reference.

(12)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005.

(14)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

(15)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 20, 2007 and incorporated herein by reference.

(17)	Filed herewith.