Form 10QSB
period 2007-09-30
AML COMMUNICATIONS INC
filed 2007-11-14
CIK 1003640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

Common Stock Outstanding as of November 5, 2007: 10,256,666 shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

September 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$626,000
Accounts receivable, net	2,226,000
Inventories, net	2,963,000
Note receivable	8,000
Prepaid Expenses	138,000
Deferred Tax Asset - current	709,000
Total current assets	6,670,000

Property and Equipment, at cost	6,880,000
Less: Accumulated depreciation	(4,241,000)
Property and Equipment, net	2,639,000

Deferred Tax Asset	2,615,000
Intangible Assets:
Technologies, net	2,323,000
Patents, net	110,000
Customer relationship, net	302,000
Backlog	114,000
Trademarks and brand names	239,000
3,088,000
Deposits	33,000
$15,045,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of Credit	$1,059,000
Accounts payable	1,190,000
Current portion of long term debt	11,000
Accrued expenses:
Accrued payroll and payroll related expenses	523,000
Accrued income taxes	15,000
Other accrued liabilities	243,000
Total current liabilities	3,041,000

Notes Payable	689,000
Due to Related Party	516,000

Minority Interest	686,000

Commitments	—

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,256,666 shares issued and outstanding at September 30, 2007.	103,000
Capital in excess of par value	13,694,000
Accumulated deficit	(3,684,000)
Total stockholders’ equity	10,113,000
$15,045,000

The accompanying notes are an integral part of these unaudited financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net sales	$3,204,000	$2,150,000	$5,908,000	$4,452,000
Cost of goods sold	1,823,000	1,240,000	3,368,000	2,563,000
Gross profit	1,381,000	910,000	2,540,000	1,889,000

Operating expenses:
Selling, general & administrative	736,000	604,000	1,521,000	1,222,000
Research and development	572,000	325,000	1,147,000	645,000
Total operating expenses	1,308,000	929,000	2,668,000	1,867,000

Income/(loss) from operations	73,000	(19,000)	(128,000)	22,000

Other income/(Interest & other expense), net	(51,000)	(5,000)	(87,000)	(13,000)
Income/(loss) before provision for income taxes and minority interest	22,000	(24,000)	(215,000)	9,000
Provision for income taxes	8,000	8,000	15,000	15,000
Minority Interest	90,000		288,000
Net income/(loss)	$104,000	$(32,000)	$58,000	$(6,000)

Basic earnings/(loss) per common share	$0.01	$(0.00)	$0.01	$(0.00)

Basic weighted average number of shares of common stock outstanding	10,257,000	10,234,000	10,257,000	10,234,000

Diluted earnings/(loss) per common share	$0.01	$(0.00)	$0.01	$(0.00)

Diluted weighted average number of shares of common stock outstanding	10,853,000	10,234,000	10,979,000	10,234,000

The accompanying notes are an integral part of these unaudited financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Month Periods Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net income (loss)	$58,000	$(6,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	318,000	199,000
Bad debt expense	(4,000)	(4,000)
Inventory Reserves	16,000	12,000
Stock Options Granted for Compensation	78,000	55,000
Amortization	169,000	108,000
Minority Interest	(288,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(868,000)	(246,000)
Inventories	(949,000)	(147,000)
Other current assets	(43,000)	163,000
Increase (decrease) in:
Accounts payable	200,000	79,000
Accrued income taxes	15,000	15,000
Accrued expenses	(26,000)	(191,000)
Net cash provided by (used in) operating activities	(1,324,000)	37,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(133,000)	(571,000)
Cash used in Mica-Tech acquisition	(13,000)	—
Net cash used in investing activities	(146,000)	(571,000)

Cash Flows from Financing Activities:
Proceeds from line of credit	128,000	62,000
Payments on notes payable	(99,000)	(5,000)
Principle payments capital lease obligations	(11,000)	—
Net cash provided by financing activities	18,000	57,000

Net decrease in Cash and Cash Equivalents	(1,452,000)	(477,000)
Cash and Cash Equivalents, beginning of period	2,078,000	2,368,000
Cash and Cash Equivalents, end of period	$626,000	$1,891,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$97,000	$36,000
Income Taxes	$—	$15,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to purchase property and equipment	$398,000	$127,000

The accompanying notes are an integral part of these unaudited financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1.             Basis of Presentation

          AML Communications (the “Company” or “We”) currently designs, manufactures, and markets radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the defense microwave market.  Our business is comprised of three reportable segments.   AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave.  Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market.  Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems.  These products are sold directly by us as well as through independent sales representatives.  On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech).  Our fifty-one (51) percent subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid.  We had two reportable segments (AML) and (MPI) for the six month periods ended September 30, 2006 and three reportable segments (AML), (MPI), and (Mica-Tech) for the six month periods ended September 30, 2007.

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

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the six-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

Principles of Consolidation

                The accompanying consolidated financial statements include the accounts of AML, its wholly owned division, MPI, and its fifty-one (51) percent owned subsidiary, Mica-Tech from the acquisition date, April 11, 2007.  While the historical financial statements includes the accounts of AML Communications, Inc., and its wholly owned division, Microwave Power, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.  The six month period ended September 30, 2007 includes 173 days of Mica-Tech, Inc.’s results of operations prospectively from the date of the acquisition, or April 11, 2007 through September 30, 2007.

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

          The Company had approximately 1,989,000 of granted stock options and warrants that were exercisable as of September 30, 2007 and approximately 1,847,000 of granted stock options and warrants exercisable at September 30, 2006.

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Six months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$58,000	10,257,000	$0.01
Effect of dilutive securities:
Stock options & warrants		722,000
Diluted earnings per share:	$58,000	10,979,000	$0.01

Six months ended September 30, 2006	Net Income	Shares	Per Share
Basic and Diluted loss per shares:
Net loss available to common stockholders	$(6,000)	10,234,000	$(0.00)

3.          Accounts Receivable

Accounts receivable as of September 30, 2007 are as follows:

Accounts receivable	$2,335,000
Allowance for bad debts	109,000
$2,226,000

4.             Inventories

          Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

September 30, 2007

Raw material, net of reserve	$2,560,000
Work-in-process	498,000
Finished goods	314,000
Inventory reserve	(409,000)
$2,963,000

5.             Property & equipment

                Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

                Depreciation expense was $318,000 and $199,000 for the six months ended September 30, 2007 and September 30, 2006 respectively.

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

                Property and equipment consist of the following:

September 30, 2007
Building	$800,000
Machinery and equipment	5,216,000
Furniture and fixtures	174,000
Leasehold improvements	690,000
Accumulated depreciation	(4,241,000)
$2,639,000

6.      Intangible Assets

          The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the six months ended September 30, 2007, the Company recognized no impairment.

          At September 30, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(354,000)	$110,000
Existing Technology	2,641,000	(318,000)	2,323,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	328,000	(26,000)	302,000
Trademarks and Brand Names	60,000	(2,000)	58,000
Backlog	132,000	(18,000)	114,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,145,000	$(1,057,000)	$3,088,000

           Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007, we recorded the intangible assets above.  For the intangible assets we acquired from MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized. For the intangible assets we acquired from the Mica-Tech acquisition, we initially assigned a 12-year life to Existing Technology, a 3-year life to Customer Relationship, a 1-year life to Backlog and an indefinite life to Trademarks and Brand Names.  During the quarter ended September 30, 2007, Mica-Tech’s management thoroughly reevaluated the life span of Mica-Tech’s intangible asset and assigned a new life span to these intangible assets; a 15-year life to Existing Technology, a 6-year life to Customer Relationship, and a 15-year life to Trademarks and Brand Names. All items stated are subject to amortization.  The value of Backlog will be amortized as sales order shipped.  Every quarter, our management will review the shipments and the dollar amount shipped will be deducted from the original capitalized amount in percent value.

          Amortization expense from continuing operation for the six months ended September 30, 2007 was $169,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2008	$307,000
2009	$388,000
2010	$274,000
2011	$274,000
2012	$274,000

7.             Debt and lease commitments

Line of credit

                 At September 30, 2007, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans.  We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year.  We must maintain certain financial requirements, including a Quick Ratio of 1.05 to 1.00 for the months of August, September, October, and November 2007 and 1.25 to 1.00 for the month of December 2007 and for each month thereafter. We are also required to stay within 80% of our planned quarterly revenue.  We failed to maintain a monthly quick ratio of 1.05 to 1.00 for the months ended August 31, 2007 and September 30, 2007. However, the defaults were waived by the lender at no cost. This agreement terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At September 30, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $1,000,000 under the equipment financing agreement.  Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $302,831 under the equipment financing agreement.

Note Payable

On February 3, 2006 the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of September 30, 2007, the outstanding note amounted to $612,000 with $11,000 in current portion.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech makes equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its September payment due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at September 30, 2007 was $75,000.

Mica-Tech was advanced working capital from Steven Ow, its president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock and issued to Steven Ow at the closing of the acquisition on April 11, 2007.  Under the terms of the note, no payment is required until April 2, 2009.  As of September 30, 2007, the outstanding note amounted to $516,000 including $31,000 in accrued interest.

Operating Lease Obligations

          AML leases its office space, manufacturing facility under an operating lease expiring April 2008.  Total rent expense under this operating lease was approximately $98,000 and $94,000 during the six months ended September 30, 2007 and 2006, respectively. Mica-Tech leases its office space, manufacturing facility under an operating lease expiring October 2007.  Total rent expense under this operating lease was approximately $30,000 and $27,000 during the six months ended September 30, 2007 and 2006, respectively.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $78,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2007 and $55,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  There is no pro forma expense to recognize during the six months ended September 30, 2007.

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

Pursuant to the 2005 Plan, during the six months ended September 30, 2007, the Company granted 168,000 stock options to the Company’s employees, two external directors of AML, and an external director of Mica-Tech, as follows:

On April 5, 2007, the Company granted 28,000 stock options to three employees as employee compensation. All of the 28,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period.  The option exercise price is $1.42, which is the fair market value of our common stock at the time these options were granted.

On May 1, 2007, the Company granted 5,000 non qualified stock options to Mica-Tech’s external director.  All of the 5,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty-five (25) percent per year over a four year period.  The option exercise price is $1.45, which is the fair market value of our common stock at the time these options were granted.

On June 8, 2007, the Company granted 7,000 stock options to two employees as employee compensation. All of the 7,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty (20) percent per year over a five year period.  The option exercise price is $1.43, which is the fair market value of our common stock at the time these options were granted.

On June 27, 2007, the Company granted 28,000 stock options to fifty employees as employee compensation. All of the 28,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  Of the 28,000 shares granted, 4,000 shares are vested at the rate of twenty (20) percent per year over a five year period.  The remaining 24,000 shares are vested as follows: fifty (50) percent after one month from the grant date and the remaining fifty (50) percent after one year from the grant date. The option exercise price is $1.36 for all of the 28,000 stock options granted, which is the fair market value of our common stock at the time these options were granted.

On August 6, 2007, the Company granted 5,000 stock options to an employee as employee compensation. All of the 5,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty (20) percent per year over a five year period.  The option exercise price is $1.25, which is the fair market value of our common stock at the time these options were granted.

On September 13, 2007, the Company granted a total of 95,000 stock options to three employees and two external directors as follows: 80,000 stock options to three AML’s officers as employee compensations and 15,000 non qualified stock options to two external directors.

Of the first 80,000 stock options granted, 55,000 stock options have a term of five (5) years and 25,000 stock options have a term of ten (10) years, measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  All of the 80,000 stock options are vested at the rate of thirty three (33) percent per year over a three year period.

The second 15,000 non qualified stock options granted have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty-five (25) percent per year over a four year period.

The option exercise price is $1.02 for all of the 95,000 stock options granted on September 13, 2007, which is the fair market value of our common stock at the time these options were granted.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	2,232,750	$0.97	$341,982
Granted	168,000	$1.18
Forfeited	15,500	$5.31
Exercised	0
Outstanding, September 30, 2007	2,385,250	$0.95	$225,290

Following is a summary of the status of options outstanding at September 30, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $ 0.50	243,700	5.40	$0.15	243,700	$0.15
$0.51 - $ 1.00	1,588,250	5.86	$0.92	1,277,082	$0.92
$1.01 - $ 2.00	509,800	7.63	$1.26	209,900	$1.38
$2.01 - $ 5.00	43,500	2.44	$3.19	43,500	$3.19
$5.01 - $15.75	—	—	—	—	—
$0.11 - $15.75	2,385,250	6.32	$0.95	1,774,182	$0.92

For options granted during the six months ended September 30, 2007, the weighted-average fair value of such options was $0.52.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                Stock Options Granted on April 5, 2007:

Risk-free interest rate	4.68%
Expected life of the options	6.50 years
Expected volatility	38.52%
Expected dividend yield	0

Stock Options Granted on May 1, 2007:

Risk-free interest rate	4.62%
Expected life of the options	6.25 years
Expected volatility	38.28%
Expected dividend yield	0

Stock Options Granted on June 8, 2007:

Risk-free interest rate	4.95%
Expected life of the options	6.50 years
Expected volatility	39.08%
Expected dividend yield	0

Stock Options Granted on June 27, 2007:

24,000 stock options with one year vesting periods:

Risk-free interest rate	5.07%
Expected life of the options	5.50 years
Expected volatility	39.13%
Expected dividend yield	0

4,000 stock options with five year vesting periods:

Risk-free interest rate	5.07%
Expected life of the options	6.50 years
Expected volatility	39.13%
Expected dividend yield	0

Stock Options Granted on August 6, 2007:

Risk-free interest rate	4.79%
Expected life of the options	6.50 years
Expected volatility	33.29%
Expected dividend yield	0

Stock Options Granted on September 13, 2007:

55,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	4.47%
Expected life of the options	3.50 years
Expected volatility	42.58%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	4.47%
Expected life of the options	6.00 years
Expected volatility	42.58%
Expected dividend yield	0

15,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	4.47%
Expected life of the options	6.25 years
Expected volatility	42.58%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2007	582,700	$1.01	1.55 Years
Granted	168,000	1.18		86,535
Forfeited	(500)	1.36
Vested	(139,132)	1.05
Exercised	—	—
Non-vested – September 30, 2007	611,068	1.05	1.52 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $312,000, which is expected to be recognized over a period of 2.57 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	214,928	$0.49	$187,000
Granted	—
Forfeited	—
Exercised	—
Outstanding, September 30, 2007	214,928	0.49	$157,000

Following is a summary of the status of warrants outstanding at September 30, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$0.24 - $1.00	187,499	0.79	$0.24	187,499	$0.24
$1.01 - $5.00	27,429	0.16	$2.19	27,429	$2.19
$0.24 - $5.00	214,928	0.63	$0.49	214,928	$0.49

9.             Segments

          The Company has three reportable segments consisting of (1) AML, (2) MPI and (3) Mica-Tech.  Our AML segment includes low noise and high power amplifiers with frequencies that range from 50KHz to 26GHz.  These products are manufactured and sold through operations in Camarillo, California.  MPI is a designer, manufacturer and marketer of high power microwave amplifiers.  Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500W.  These products are manufactured and sold through operations in Santa Clara, California.  Our Mica-Tech segment designs, manufactures and markets an intelligent satellite communication system that provides a highly reliable and secure communications link between remote sites and control centers, utilizing Supervisory Control And Data Acquisition (SCADA)  technology.  The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

          The following is information for the Company’s reportable segments for the three month period ended September 30, 2007 and the six month period ended September 30, 2007.

For the three months ended September 30, 2007

(In thousands)	AML	MPI	Mica-Tech	Unallocated	Total

Revenue	$2,321	$438	$445	—	$3,204

Gross Profit	970	249	162	—	$1,381
Depreciation & amortization (includes intangibles)	136	44	24	—	$204

Interest expense	35	—	18	—	$53

Income/(Loss) from continuing Operations before tax and minority interest	$143	$62	$(183)	—	$22
Net Income	$135	$62	$(93)	—	$104

Identifiable assets	$7,426	$4,863	$2,756	—	$15,045

Capital Expenditures	$61	$4	$0	—	$65

For the six months ended September 30, 2007

(In thousands)	AML	MPI	Mica-Tech	Unallocated	Total

Revenue	$4,562	$857	489	—	$5,908

Gross Profit	1,883	488	169	—	$2,540
Depreciation & amortization (includes intangibles)	263	106	118	—	$487

Interest expense	63	—	34	—	$97

Income/(Loss) from continuing Operations before tax and minority interest	$268	$103	(586)	—	$(215)
Net Income	$254	$103	$(299)	—	$58

Identifiable assets	$7,426	$4,863	$2,756	—	$15,045

Capital Expenditures	$520	$9	$2	—	$531

10.          Related Party Transaction

Mica-Tech was advanced working capital from Steven Ow, its president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock and issued to Steven Ow at the closing of the acquisition on April 11, 2007.  The total amount due to Mr. Ow, as of September 30, 2007, was $516,000, which included an accumulated interest of $31,000.  Both the principal and accrued interest was classified as a long term debt on our balance sheet for the quarter ending September 30, 2007. Under the terms of the note, no payment is required until April 2, 2009.

11.          Acquisition of Mica Tech Inc

On April 11, 2007, the Company completed the acquisition of a controlling position in Mica-Tech in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. Mica-Tech, Inc., designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours.

The Company paid $210,000 of the purchase price through the cancellation of Mica-Tech’s two promissory notes to the Company in the aggregate principal amount of $210,000, and $590,000 of the purchase price in cash. The cash portion of the purchase consideration was paid from working capital of the Company.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

April 11, 2007

Cash	$604,000
Receivables, net	46,000
Inventory	315,000
Property and equipment, net	76,000
Prepaid assets	12,000
Intangible assets	2,205,000
Total assets acquired	$3,258,000
Current liabilities	(757,000)
Notes payable	(685,000)
Net assets acquired	$1,816,000

Of the $2,205,000 in acquired intangible assets from the Mica-Tech acquisition, $328,000 was assigned to Customer Relationship (6-year useful life), $1,685,000 to Existing Technology (15-year useful life), and $60,000 to Trademarks and Brand Name (15-year useful life).  All items stated are subject to amortization.  The balance of $132,000 was assigned to Backlog, which will be amortized as sales order shipped.  Every quarter we will review the shipments and the dollar amount shipped will be deducted from the original amount in percent value.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

The following un-audited pro forma consolidated financial information for the six months period ended September 30, 2007 and 2006, as presented below, reflects the results of operations of the Company assuming the Mica-Tech acquisition occurred on April 1, 2007 and 2006 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on April 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	Six month periods ended September 30
	2007	2006
	(UN-AUDITED AND IN THOUSANDS OF DOLLARS)

Revenues	$5,908	$4,750

Operating Loss	$(280)	$(701)

Net Income/(loss)	$(21)	$(381)

Earnings/(loss) per share - basic	$(0.00)	$(0.04)

Earnings/(loss per share - diluted	$(0.00)	$(0.04)

12.               Major customers and vendors

          Three customers collectively provided 36% and 27% of net revenue for the six months ended September 30, 2007 and 2006, respectively.  Total accounts receivable due from these customers was approximately $1,094,000 as of September 30, 2007.

          The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

          Three vendors collectively accounted for 41% and 34% of the Company’s net purchases for the six months ended September 30, 2007 and 2006, respectively.  Total accounts payable due to these vendors was $177,000 as of September 30, 2007.

13.          Reclassifications

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

Overview

Our business is comprised of three reportable segments, AML Communications, Inc. (“AML”), Microwave Power, Inc. (“MPI”), and Mica-Tech, Inc (“Mica-Tech”).  AML and MPI design, manufacture, and market RF and microwave, low noise, medium and high power amplifiers and subsystems serving, primarily, the defense microwave market.  AML represented 76.6% of our 2007 product revenue and MPI represented 23.4% of our 2007 product revenue.  Mica-Tech, our fifty-one (51%) percent subsidiary acquired on April 11, 2007, designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid.

Our AML segment includes low noise, power amplifiers and integrated sub assemblies with frequencies that range from 50 kHz to 26 GHz.  In February 2001, we made a strategic decision to focus our resources on the defense markets.  As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products.  The results of this strategy have been an increase in revenues for defense related products, from $3.7 million in fiscal 2003 to $6.3 million in fiscal 2004 to $6.6 million in fiscal 2005 and to $9.1 million in fiscal 2006.

We consider the AML segment to be our core business since it has a larger revenue base, and investments have been made in this segment that address long term growth.  We devote most of our management time and other resources to improving the prospects for this segment.  Most of our sales and marketing expenses are from the AML segment.  The majority of our research and development spending is dedicated to this segment as well.

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W.  In June 2004, we acquired MPI and has since operated it as a division of AML.  The MPI division operates independently, with its own marketing, production, and general management team. We continue to expand MPI’s managerial and technical capabilities to address the potential for growth of this division.

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution.  The operating software and hardware are designed in-house with support from outside consultants.  Mica-Tech is located in Camarillo, CA and operates independently, with its own management team.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

           Net sales.  Net sales for the three months ended September 30, 2007 were $3.2 million, as compared to net sales of $2.2 million for the three months ended September 30, 2006, an increase of $1.1 million or 49.0%. Sales for the AML segment for the three months ended September 30, 2007 were higher than sales during the same period of the prior year by $560,000 or 32.1% primarily due to large program orders received during the second part of fiscal year 2007.  We commenced production on these orders during the last quarter and continued to deliver the bulk of the finished products to our customers this quarter.   Mica-Tech contributed $445,000 to our total sales during this quarter.  AML and, to a lesser extent, MPI have devoted significant resources during the last three fiscal years towards the development of products that address long term contracts to reduce our reliance on spot-market and incidental orders.  These investments and associated strategy have, in management’s opinion, reached maturity.  Starting with the first quarter of fiscal year 2008, we believe that the Company stands to benefit from the investments made as these programs enter their production phases.

          Gross profit.  Gross profit for the three months ended September 30, 2007 was $1.4 million, or 43.1% of net sales, compared to a gross profit of $910,000, or 42.3% of net sales for the three months ended September 30, 2006.  Change in gross profit, as a percentage of net sales, is insignificant.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $736,000, or 22.9% of net sales, for the three months ended September 30, 2007, as compared to $604,000, or 28.1% of net sales, for the three months ended September 30, 2006.  The increase is mainly attributed to administrative cost in connection with maintaining our Mica-Tech segment, which we acquired on April 11, 2007.  Mica-Tech incurred $184,000 for 92 days during the three months ended September 30, 2007.  Selling, general and administrative costs for both AML and MPI decreased, compared to the same period of the prior year, due to decreased spending in salary and related benefits, advertising, and commission expenses and a reduction in amortization expense as certain intangibles were fully amortized.

          Research and development costs.  Research and development costs were $572,000, or 17.8% of net sales, for the three months ended September 30, 2007, as compared to $325,000, or 15.1% of net sales, for the three months ended September 30, 2006.  The increase reflects the hiring of additional R&D employees and continued investment in R&D projects.  Additionally, $143,000 is attributable to Mica-Tech’s research and development expenses for 92 days during the quarter.

          Other expense net.  Other expense was $51,000 for the three months ended September 30, 2007 and $5,000 for the three months ended September 30, 2006. Interest expense of $53,000 is attributed to the outstanding notes payable and line of credit. Interest income on short tem and long term cash investments was $2,000.  Transfer of matured CDs to operating cash resulted in a lower interest income compared to the same period last year.

          Provision for income taxes. We recorded a provision of $8,000 for federal and state AMT taxes for the three months ended September 30, 2007 and for the three months ended September 30, 2006.

          Net income (loss).  Net income was $104,000, or $0.01 per share, for the three months ended September 30, 2007, compared to a net loss of $32,000, or ($0.00) per share, for the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

           Net sales.  Net sales for the six months ended September 30, 2007 were $5.9 million, as compared to net sales of $4.5 million for the six months ended September 30, 2006, an increase of $1.5 million or 32.7%.  Sales for the AML segment for the six months ended September 30, 2007 increased by $980,000, or 27.2%, compared to the same period last year, primarily due to the start of production for large program orders received.  Mica-Tech contributed $489,000 to the total sales during the six months ended September 30, 2007.

          Gross profit.  Gross profit for the six months ended September 30, 2007 was $2.5 million, or 43.0% of net sales, as compared to a gross profit of $1.9 million, or 42.4% of net sales for the six months ended September 30, 2006. Change in gross profit, as a percentage of net sales, is insignificant.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $1.5 million, or 25.7% of net sales, for the six months ended September 30, 2007, as compared to $1.2 million, or 27.4% of net sales, for the six months ended September 30, 2006. The dollar amount increase is mainly attributed to administrative cost in connection with maintaining our Mica-Tech segment, which we acquired on April 11, 2007.  Mica-Tech incurred $437,000 for 173 days during the six months ended September 30, 2007.  Selling, general and administrative costs for both AML and MPI decreased, compared to the same period of the prior year, due to decreased spending in salary and related benefits, advertising, and commission expenses, and a reduction in amortization expense as certain intangibles were fully amortized.

          Research and development costs.  Research and development costs were $1,147,000 or 19.4% of net sales, for the six months ended September 30, 2007, as compared to $645,000, or 14.5% of net sales, for the six months ended September 30, 2006. We incurred a $138,000 increase in salaries and related benefits and $37,000 increase in R&D supplies and small equipment, a result of continuing investment in R&D projects. The increase reflects our commitment to invest in long term, large size projects. Additionally, $286,000 is attributable to Mica-Tech’s research and development expenses for 173 days during the six months ended September 30, 2007.

          Other expense, net.  Other expense was $87,000 for the six months ended September 30, 2007 and $13,000 for the six months ended September 30, 2006.  Interest expense of $97,000 is attributed to the note payable related to the financing of the MPI building in Santa Clara, California and the existing equipment line of credit.  Interest income on short tem and long term cash investments was $10,000.

          Provision for income taxes. We recorded a provision of $15,000 for federal and state AMT taxes for the six months ended September 30, 2007 and for the six months ended September 30, 2006.

          Net income.  Net income was $58,000 or $0.01 per share, for the six months ended September 30, 2007, compared to a net loss of $6,000, or ($0.00) per share, for the six months ended September 30, 2006.

Liquidity and Capital Resources

           Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At September 30, 2007, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50%, plus .25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans.  We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year.  We must maintain certain financial requirements, including a quick ratio of 1.05 to 1.00 for the months of August, September, October, and November 2007, and 1.25 to 1.00 for the month of December 2007 and for each month thereafter. Also we are required to stay within 80% of planned quarterly revenue.  We failed to maintain a monthly quick ratio of 1.05 to 1.00 for the months ended August 31, 2007 and September 30, 2007. However, the defaults were waived by the lender at no cost.  This agreement terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we will be required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At September 30, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $1,000,000 under the equipment financing agreement.  Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $302,831 under the equipment financing agreement.

          At September 30, 2007, we had $626,000 in cash and cash equivalents.  For the six months ended September 30, 2007, our operating activities used cash of approximately $1.3 million, as compared to $37,000 cash provided by our operating activities for the six months ended September 30, 2006.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $146,000 for the six months ended September 30, 2007 and $571,000 for the six months ended September 30, 2006.  Net cash provided by financing activities was $18,000 for the six months ended September 30, 2007 and $57,000 for the six months ended September 30, 2006.  The proceeds from our line of credit was $128,000 and we paid down $107,000 toward outstanding notes payable.

                We anticipate capital expenditures of approximately $800,000 in fiscal 2008.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At September 30, 2007, we had a line of credit agreement with Bridge Bank and our remaining borrowing capacity under this financing agreement for equipment advances was $302,831.

                In addition to the funds we raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2007 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

          Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance.  Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; and (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing.  In addition to the specific allowance, we maintain a general allowance for all our accounts receivables which are not covered by a specific allowance.  The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base.  A considerable amount of judgment is required in assessing the realizability of accounts receivables.  Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

          We have evaluated the credit exposure associated with conducting business with foreign customers and have concluded that such risk is acceptable.  Nevertheless, any significant change in the economy or deterioration in the United States’ trade relations or the economic or political stability of foreign markets could have a material adverse effect on our business, results of operations, and financial condition.

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

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”) was held on September 13, 2007, in Camarillo, California.  Two proposals, as described in our Proxy Statement, dated July 27, 2007, were voted on at the meeting.  The following is a brief description of the matters voted upon and the results of the voting:

1.              Election of Directors:

Nominees	Number of Shares

Jacob Inbar	For:	7,253,486
	Withheld:	1,166,797

Richard Flatow	For:	8,213,703
	Withheld:	206,580

Tiberiu Mazilu	For:	7,234,021
	Withheld:	1,186,262

Edwin J. McAvoy	For:	7,234,022
	Withheld:	1,186,261

Gerald M. Starek	For:	8,248,138
	Withheld:	172,145

2.              Ratification of the Appointment of Kabani & Company, Inc as our Independent Registered Public Accounting Firm:

Nominees	Number of Shares

Kabani & Company, Inc.	For:	8,259,793
	Against:	148,646
	Abstain:	11,844

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: November 14, 2007

/s/: Heera Lee
By: Heera Lee, Director of Finance (Principal Accounting Officer)	Dated: November 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
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