Form 10QSB
period 2007-12-31
AML COMMUNICATIONS INC
filed 2008-02-13
CIK 1003640

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:          0-27250

AML COMMUNICATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Avenida Acaso
Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of February 4, 2008: 10,256,666 shares

Transitional Small Business Disclosure Format: Yes ☐  No ☒

AML Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

AML COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$1,192,000
Accounts receivable, net	1,872,000
Inventories, net	2,868,000
Note receivable	7,000
Prepaid expenses	145,000
Deferred tax asset - current	709,000
Total current assets	6,793,000

Property and equipment, at cost	6,899,000
Less: Accumulated depreciation	(4,402,000)
Property and equipment, net	2,497,000

Deferred tax asset	2,615,000
Intangible Assets:
Technologies, net	2,274,000
Patents, net	104,000
Customer relationship, net	289,000
Backlog	114,000
Trademarks and brand names	238,000
3,019,000
Deposits	31,000
$14,955,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$969,000
Accounts payable	927,000
Current portion of long term debt	11,000
Short term note payable	48,000
Accrued expenses:
Accrued payroll and payroll related expenses	591,000
Accrued income taxes	23,000
Other accrued liabilities	243,000
Total current liabilities	2,812,000

Long term notes payable	609,000
Due to related party	529,000

Minority interest	553,000

Commitments	––

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,256,666 shares issued and outstanding at December 31, 2007.	103,000
Capital in excess of par value	13,731,000
Accumulated deficit	(3,382,000)
Total stockholders’ equity	10,452,000
$14,955,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net sales	$3,477,000	$2,177,000	$9,384,000	$6,629,000
Cost of goods sold	1,880,000	1,204,000	5,247,000	3,767,000
Gross profit	1,597,000	973,000	4,137,000	2,862,000

Operating expenses:
Selling, general & administrative	784,000	560,000	2,305,000	1,782,000
Research and development	582,000	341,000	1,729,000	985,000
Total operating expenses	1,366,000	901,000	4,034,000	2,767,000

Income from operations	231,000	72,000	103,000	95,000

Other income/(Interest & other expense), net	(53,000)	(5,000)	(140,000)	(18,000)
Income before provision for income taxes and minority interest	178,000	67,000	(37,000)	77,000
Provision for income taxes	8,000	7,000	23,000	23,000
Minority interest	133,000	––	421,000	—
Net income	$303,000	$60,000	$361,000	$54,000

Basic earnings per common share	$0.03	$0.01	$0.04	$0.01

Basic weighted average number of shares of common stock outstanding	10,257,000	10,249,000	10,257,000	10,239,000

Diluted earnings per common share	$0.03	$0.01	$0.03	$0.01

Diluted weighted average number of shares of common stock outstanding	10,835,000	10,610,000	10,937,000	10,634,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Periods Ended
	December 31, 2007	December 31, 2006
Cash Flows from Operating Activities:
Net income	$361,000	$54,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	479,000	304,000
Bad debt expense	(4,000)	(5,000)
Inventory reserves	21,000	10,000
Stock options granted for compensation	115,000	86,000
Amortization	238,000	164,000
Minority interest	(421,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(514,000)	(88,000)
Inventories	(860,000)	(270,000)
Other current assets	(46,000)	168,000
Increase (decrease) in:
Accounts payable	(64,000)	308,000
Accrued income taxes	23,000	23,000
Accrued expenses	42,000	(166,000)
Net cash provided by (used in) operating activities	(630,000)	588,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(152,000)	(809,000)
Cash used in Mica-Tech acquisition	(13,000)	—
Net cash used in investing activities	(165,000)	(809,000)

Cash Flows from Financing Activities:
Proceeds from line of credit	39,000	41,000
Proceeds from exercise of stock options	—	3,000
Payments on notes payable	(117,000)	(8,000)
Principle payments capital lease obligations	(13,000)	—
Net cash provided by (used in) financing activities	(91,000)	36,000

Net decrease in Cash and Cash Equivalents	(886,000)	(185,000)
Cash and Cash Equivalents, beginning of period	2,078,000	2,368,000
Cash and Cash Equivalents, end of period	$1,192,000	$2,183,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$151,000	$54,000
Income Taxes	$—	$23,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to purchase property and equipment	$398,000	$127,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.             Basis of Presentation

          AML Communications (the “Company” or “we”) currently designs, manufactures, and markets radio frequency (RF) and microwave amplifiers and subsystems serving primarily the Defense Electronic Warfare Market.  Our business is comprised of three reportable segments.   AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave.  Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market.  Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems.  These products are sold directly by us as well as through independent sales representatives.  On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech).  Our fifty-one (51) percent subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid.  We had two reportable segments (AML) and (MPI) for the nine month period ended December 31, 2006 and three reportable segments (AML), (MPI), and (Mica-Tech) for the nine month period ended December 31, 2007.

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

Principles of Consolidation

                The accompanying consolidated financial statements include the accounts of AML, its wholly owned division, MPI, and its fifty-one (51) percent owned subsidiary, Mica-Tech from the acquisition date, April 11, 2007.  While the historical financial statements includes the accounts of AML Communications, Inc., and its wholly owned division, Microwave Power, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.  The nine month period ended December 31, 2007 includes 265 days of Mica-Tech, Inc.’s results of operations prospectively from the date of the acquisition, or April 11, 2007 through December 31, 2007.

2.             Earnings Per Share

           Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share.  Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

          Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options and warrants (applying the treasury stock method).

          The Company had approximately 1,978,000 of granted stock options and warrants that were exercisable as of December 31, 2007 and approximately 1,849,000 of granted stock options and warrants exercisable at December 31, 2006.

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Nine months ended December 31, 2007	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$361,000	10,257,000	$0.04
Effect of dilutive securities:
Stock options & warrants		680,000
Diluted earnings per share:	$361,000	10,937,000	$0.03

Nine months ended December 31, 2006	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$54,000	10,239,000	$0.01
Effect of dilutive securities:
Stock options & warrants		395,000
Diluted earnings per share:	$54,000	10,634,000	$0.01

3.             Accounts Receivable

Accounts receivable as of December 31, 2007 are as follows:

Accounts receivable	$1,981,000
Allowance for bad debts	109,000
$1,872,000

4.             Inventories

          Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

December 31, 2007

Raw material, net of reserve	$2,322,000
Work-in-process	674,000
Finished goods	286,000
Inventory reserve	(414,000)
$2,868,000

5.             Property & equipment

                Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

                Depreciation expense was $479,000 and $304,000 for the nine months ended December 31, 2007 and December 31, 2006 respectively.

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

                  Property and equipment consist of the following:

December 31, 2007
Building	$800,000
Machinery and equipment	5,233,000
Furniture and fixtures	176,000
Leasehold improvements	690,000
Accumulated depreciation	(4,402,000)
$2,497,000

6.      Intangible Assets

          The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the nine months ended December 31, 2007, the Company recognized no impairment.

          At December 31, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(360,000)	$104,000
Existing Technology	2,641,000	(367,000)	2,274,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	328,000	(39,000)	289,000
Trademarks and Brand Names	60,000	(3,000)	57,000
Backlog	132,000	(18,000)	114,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,145,000	$(1,126,000)	$3,019,000

           Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007, we recorded the intangible assets above.  For the intangible assets we acquired from MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized. For the intangible assets we acquired from the Mica-Tech acquisition, we initially assigned a 12-year life to Existing Technology, a 3-year life to Customer Relationship, a 1-year life to Backlog and an indefinite life to Trademarks and Brand Names.  During the quarter ended September 30, 2007, Mica-Tech’s management thoroughly reevaluated the life span of Mica-Tech’s intangible asset and assigned a new life span to these intangible assets: a 15-year life to Existing Technology, a 6-year life to Customer Relationship, and a 15-year life to Trademarks and Brand Names. All items stated are subject to amortization.  The value of Backlog will be amortized as sales order shipped.  Every quarter, our management will review the shipments and the dollar amount shipped will be deducted from the original capitalized amount in percent value.

          Amortization expense from continuing operation for the nine months ended December 31, 2007 was $238,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2008	$97,000
2009	$388,000
2010	$274,000
2011	$274,000
2012	$274,000

7.             Debt and lease commitments

Line of credit

At December 31, 2007, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50% plus 0.25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans.  We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00 beginning with the month ending October 31, 2007 and monthly thereafter.  We are also required to stay within 80% of our planned quarterly revenue.  We were in compliance with these requirements at December 31, 2007; however, there is no assurance that we will be in compliance at future dates.  This agreement to provide cash advances against accounts receivables terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we would have been required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At December 31, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $906,000 under the equipment financing agreement.  The three equipment term loans mature on November 30, 2008, July 31, 2009, and March 31, 2010.  Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loans has expired as of October 7, 2007.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of December 31, 2007, the outstanding note amounted to $620,000 with $11,000 in current portion.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech makes equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its November and December payment due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at December 31, 2007 was $48,000.  The Company was not able to make January payment as well.  Currently the note is due on demand.

Mica-Tech was advanced working capital from its president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  Under the terms of the note, no payment is required until April 2, 2009.  As of December 31, 2007, the outstanding note amounted to $529,000 including $44,000 in accrued interest.

Operating Lease Obligations

          AML leases its office space and manufacturing facility under an operating lease expiring April 2008.  Total rent expense under this operating lease was approximately $147,000 and $141,000 during the nine months ended December 31, 2007 and 2006, respectively. Mica-Tech leases its office space and manufacturing facility under an operating lease expiring October 2008.  Total rent expense under this operating lease was approximately $45,000 and $42,000 during the nine months ended December 31, 2007 and 2006, respectively.

          Total minimum lease payments under the above leases are as follows:

Operating Leases
Year ending March 31,
2008	$257,000
2009	53,000
Thereafter	—
$310,000

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $115,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2007 and $86,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  There is no pro forma expense to recognize during the nine months ended December 31, 2007.

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

Pursuant to the 2005 Plan, during the nine months ended December 31, 2007, the Company granted 168,000 stock options to the Company’s employees, two external directors of AML, and an external director of Mica-Tech, as follows:

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

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2007	2,232,750	$0.97	$341,982
Granted	168,000	$1.18
Forfeited	28,050	$3.56
Exercised	—
Outstanding, December 31, 2007	2,372,700	$0.95	$85,870

Following is a summary of the status of options outstanding at December 31, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	243,700	5.96	$0.15	243,700	$0.15
$0.51 - $1.00	1,588,250	5.24	$0.92	1,293,332	$0.91
$1.01 - $2.00	497,250	6.64	$1.26	210,300	$1.37
$2.01 - $5.00	43,500	2.19	$3.19	43,500	$3.19
$0.11 - $15.75	2,372,700	5.59	$0.95	1,790,832	$0.92

For options granted during the nine months ended December 31, 2007, the weighted-average fair value of such options was $0.52.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

                                                Stock Options Granted on April 5, 2007:

Risk-free interest rate	4.68%
Expected life of the options	6.50 years
Expected volatility	38.52%
Expected dividend yield	0

Stock Options Granted on May 1, 2007:

Risk-free interest rate	4.62%
Expected life of the options	6.25 years
Expected volatility	38.28%
Expected dividend yield	0

Stock Options Granted on June 8, 2007:

Risk-free interest rate	4.95%
Expected life of the options	6.50 years
Expected volatility	39.08%
Expected dividend yield	0

Stock Options Granted on June 27, 2007:

24,000 stock options with one year vesting periods:

Risk-free interest rate	5.07%
Expected life of the options	5.50 years
Expected volatility	39.13%
Expected dividend yield	0

4,000 stock options with five year vesting periods:

Risk-free interest rate	5.07%
Expected life of the options	6.50 years
Expected volatility	39.13%
Expected dividend yield	0

Stock Options Granted on August 6, 2007:

Risk-free interest rate	4.79%
Expected life of the options	6.50 years
Expected volatility	33.29%
Expected dividend yield	0

Stock Options Granted on September 13, 2007:

55,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	4.47%
Expected life of the options	3.50 years
Expected volatility	42.58%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	4.47%
Expected life of the options	6.00 years
Expected volatility	42.58%
Expected dividend yield	0

15,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	4.47%
Expected life of the options	6.25 years
Expected volatility	42.58%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2007	582,700	$1.01	1.55 Years
Granted	168,000	1.18		86,780
Forfeited	(7,450)	1.32
Vested	(161,382)	1.01
Exercised	—	—
Non-vested – December 31, 2007	581,868	1.06	1.63 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $261,000, which is expected to be recognized over a period of 2.33 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	214,928	$0.49	$187,000
Granted	—
Forfeited	27,429
Exercised	—
Outstanding, December 31, 2007	187,499	0.24	$157,000

Following is a summary of the status of warrants outstanding at December 31, 2007:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$0.24	187,499	0.54	$0.24	187,499	$0.24

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

          The following is information for the Company’s 3 reportable segments for the three month period ended December 31, 2007 and the nine month period ended December 31, 2007.

For the three months ended December 31, 2007

(In thousands)	AML	MPI	Mica- Tech	Unallocated	Total

Revenue	$2,733	$516	$228	—	$3,477

Gross Profit	1,204	322	71	—	$1,597
Depreciation & amortization (includes intangibles)	135	44	50	—	$229

Interest expense	37	—	18	—	$55

Income/(Loss) from continuing Operations before tax and minority interest	$293	$156	$(271)	—	$178

Net Income	$286	$156	$(139)	—	$303

Identifiable assets	$7,440	$4,924	$2,591	—	$14,955

Capital Expenditures	$16	$2	$0	—	$18

For the nine months ended December 31, 2007

(In thousands)	AML	MPI	Mica- Tech	Unallocated	Total

Revenue	$7,296	$1,371	717	—	$9,384

Gross Profit	3,088	810	239	—	$4,137
Depreciation & amortization (includes intangibles)	398	150	169	—	$717

Interest expense	99	—	52	—	$151

Income/(Loss) from continuing Operations before tax and minority interest	$562	$260	$(859)	—	$(37)

Net Income	$540	$260	$(439)	—	$361

Identifiable assets	$7,440	$4,924	$2,591	—	$14,955

Capital Expenditures*	$139	$11	$2	—	$152

* The amounts are not including the capital equipment purchased through our line of credit, amounting to $397,000 for the nine months ended December 31, 2007.

10.                               Related Party Transaction

Mica-Tech received advance from its president and a major shareholder for working capital purpose, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  The total amount due to its president and a major shareholder,, as of December 31, 2007, was $529,000, which included an accumulated interest of $44,000.  Both the principal and accrued interest was classified as a long term debt on our balance sheet for the quarter ending December 31, 2007. Under the terms of the note, no payment is required until April 2, 2009.

11.                               Acquisition of Mica-Tech, Inc.

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

Of the $2,205,000 in acquired intangible assets from the Mica-Tech acquisition, $328,000 was assigned to Customer Relationship (6-year useful life), $1,685,000 to Existing Technology (15-year useful life), and $60,000 to Trademarks and Brand Name (15-year useful life).  All items stated are subject to amortization.  The balance of $132,000 was assigned to Backlog, which will be amortized as sales order shipped.  We will review the backlog every quarter and the dollar amount shipped will be deducted from the original amount in percent value.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE

FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2007 AND 2006

The following un-audited pro forma consolidated financial information for the nine month periods ended December 31, 2007 and 2006, as presented below, reflects the results of operations of the Company assuming the Mica-Tech acquisition occurred on April 1, 2007 and 2006 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on April 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	Nine month periods ended December 31
	2007	2006
	(UN-AUDITED AND IN THOUSANDS OF DOLLARS)

Revenues	$9,384	$6,969
Operating Income/(loss)	$(49)	$1,008)
Net Income/(loss)	$282	$(524)
Earnings/(loss) per share - basic	$0.03	$(0.05)
Earnings/(loss per share - diluted	$0.03	$(0.05)

12.                               Major customers and vendors

Three customers collectively provided 39% and 31% of net revenue for the nine months ended December 31, 2007 and 2006, respectively.  Total accounts receivable due from these customers was approximately $967,000 as of December 31, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors collectively accounted for 35% and 33% of the Company’s net purchases for the nine months ended December 31, 2007 and 2006, respectively.  Total accounts payable due to these vendors was $82,000 as of December 31, 2007.

13.                               Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

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

Overview

Our business is comprised of three reportable segments, AML Communications, Inc. (“AML”), Microwave Power, Inc. (“MPI”), and Mica-Tech, Inc (“Mica-Tech”).  AML and MPI design, manufacture, and market RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market.  AML represented 76.6% of our 2007 product revenue and MPI represented 23.4% of our 2007 product revenue.  Mica-Tech, our fifty-one (51%) percent subsidiary acquired on April 11, 2007, designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid.

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

Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W.  In June 2004, we acquired MPI and have since operated it as a division of AML.  The MPI division operates independently, with its own marketing, production, and general management team. We continue to expand MPI’s managerial and technical capabilities to address the potential for growth of this division.

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution.  The operating software and hardware are designed in-house with support from outside consultants.  Mica-Tech is located in Camarillo, California and operates independently with its own management team.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

           Net sales.  Net sales for the three months ended December 31, 2007 were approximately $3.5 million, as compared to net sales of approximately $2.2 million for the three months ended December 31, 2006, an increase of approximately $1.3 million or 59.7%. Sales for the AML segment for the three months ended December 31, 2007 were higher than sales during the same period of the prior year by $1.0 million or 60.1% primarily due to large program orders received during the second part of fiscal year 2007.  We commenced production on these orders during the first quarter of fiscal year 2008 and continued to deliver the bulk of the finished products to our customers this quarter.  Mica-Tech contributed $228,000 to our total sales during this quarter.  AML and, to a lesser extent, MPI have devoted significant resources during the last three fiscal years towards the development of products that address long term contracts to reduce our reliance on spot-market and incidental orders.  These investments and associated strategy have, in management’s opinion, reached maturity.  Starting with the first quarter of fiscal year 2008, we believe that the Company stands to benefit from the investments made as these programs enter their production phases.

          Gross profit.  Gross profit for the three months ended December 31, 2007 was approximately $1.6 million, or 45.9% of net sales, compared to a gross profit of $973,000, or 44.7% of net sales for the three months ended December 31, 2006.  Change in gross profit, as a percentage of net sales, is insignificant.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $784,000, or 22.5% of net sales, for the three months ended December 31, 2007, as compared to $560,000, or 25.7% of net sales, for the three months ended December 31, 2006.  The increase is mainly attributed to administrative cost in connection with maintaining our Mica-Tech segment, which we acquired on April 11, 2007.  Mica-Tech incurred $216,000 for 92 days during the three months ended December 31, 2007.  Selling, general and administrative costs for both AML and MPI remained same, compared to the same period of the prior year.

          Research and development costs.  Research and development costs were $582,000, or 16.7% of net sales, for the three months ended December 31, 2007, as compared to $341,000, or 15.7% of net sales, for the three months ended December 31, 2006.  The increase reflects the hiring of additional R&D employees for developmental programs and continued investment in R&D projects.  Additionally, $108,000 is attributable to Mica-Tech’s research and development expenses for 92 days during the quarter.

          Other expense net.  Other expense was $53,000 for the three months ended December 31, 2007 and $5,000 for the three months ended December 31, 2006. Interest expense of $55,000 is attributed to the outstanding notes payable and line of credit. Interest income on short tem and long term cash investments was $2,000.  Transfer of matured CDs to operating cash resulted in a lower interest income compared to the same period last year.

          Provision for income taxes. We recorded a provision of $8,000 for federal and state AMT taxes for the three months ended December 31, 2007 and $7,000 for the three months ended December 31, 2006.

          Net income(loss).  Net income was $303,000, or $0.03 per share, for the three months ended December 31, 2007, compared to a net profit of $60,000, or $0.01 per share, for the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

           Net sales.  Net sales for the nine months ended December 31, 2007 were approximately $9.4 million, as compared to net sales of approximately $6.6 million for the nine months ended December 31, 2006, an increase of approximately $2.8 million or 41.6%.  Sales for the AML segment for the nine months ended December 31, 2007 increased by $2.0 million, or 38.1%, compared to the same period last year, primarily due to the start of production for large program orders received.  Mica-Tech contributed $717,000 to the total sales for 265 days during the nine months ended December 31, 2007.

          Gross profit.  Gross profit for the nine months ended December 31, 2007 was approximately $4.1 million, or 44.1% of net sales, as compared to a gross profit of approximately $2.9 million, or 43.2% of net sales for the nine months ended December 31, 2006. Change in gross profit, as a percentage of net sales, is insignificant.

          Selling, general and administrative costs.  Selling, general, and administrative costs were approximately $2.3 million, or 24.5% of net sales, for the nine months ended December 31, 2007, as compared to approximately $1.8 million, or 26.9% of net sales, for the nine months ended December 31, 2006. The dollar amount increase is mainly attributed to administrative cost in connection with maintaining our Mica-Tech segment, which we acquired on April 11, 2007.  Mica-Tech incurred $652,000 for 265 days during the nine months ended December 31, 2007.  Selling, general and administrative costs for both AML and MPI decreased, compared to the same period of the prior year, due to decreased spending in salary and related benefits, advertising, and commission expenses, and a reduction in amortization expense as certain intangibles were fully amortized.

          Research and development costs.  Research and development costs were approximately $1.7 million or 18.4% of net sales, for the nine months ended December 31, 2007, as compared to $985,000, or 14.9% of net sales, for the nine months ended December 31, 2006. We incurred a $198,000 increase in salaries and related benefits due to hiring new engineers for developmental programs and $91,000 increase in R&D supplies and small equipment, a result of continuing investment in R&D projects. The increase reflects our commitment to invest in long term, large size projects. Additionally, $395,000 is attributable to Mica-Tech’s research and development expenses for 265 days during the nine months ended December 31, 2007.

          Other expense, net.  Other expense was $140,000 for the nine months ended December 31, 2007 and $18,000 for the nine months ended December 31, 2006.  Interest expense of $151,000 is attributed to the note payable related to the financing of the MPI building in Santa Clara, California and the existing equipment line of credit. Of the total interest expense of $151,000, $52,000 is attributed to Mica-Tech’s two notes payable.  Interest income on short tem and long term cash investments was $12,000.

          Provision for income taxes. We recorded a provision of $23,000 for federal and state AMT taxes for the nine months ended December 31, 2007 and for the nine months ended December 31, 2006.

          Net income.  Net income was $361,000 or $0.04 per share, for the nine months ended December 31, 2007, compared to net profit of $54,000, or $0.01 per share, for the nine months ended December 31, 2006.

Liquidity and Capital Resources

           Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At December 31, 2007, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007.  Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50% plus 0.25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans.  We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00 beginning with the month ending October 31, 2007 and monthly thereafter.  We are also required to stay within 80% of our planned quarterly revenue.  We were in compliance with these requirements at December 31, 2007; however, there is no assurance that we will be in compliance at future dates.  This agreement to provide cash advances against accounts receivables terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement.  Any unpaid balance is due and payable pursuant to the agreement on the termination date.  If the agreement is terminated within the first 12 months following its execution on July 17, 2006, we would have been required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At December 31, 2007, we had an outstanding balance of $0 under the accounts receivable agreement and $906,000 under the equipment financing agreement.  The three equipment term loans mature on November 30, 2008, July 31, 2009, and March 31, 2010.  Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loans has expired as of October 7, 2007.

          At December 31, 2007, we had $1,192,000 in cash and cash equivalents.  For the nine months ended December 31, 2007, our operating activities used cash of approximately $630,000, as compared to $588,000 cash provided by our operating activities for the nine months ended December 31, 2006.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $165,000 for the nine months ended December 31, 2007 and $809,000 for the nine months ended December 31, 2006.  Net cash used in financing activities was $91,000 for the nine months ended December 31, 2007, compared to $36,000 provided by our financing activities for the nine months ended December 31, 2006.  The proceeds from our line of credit was $39,000 and we paid down $117,000 toward outstanding notes payable.

                                                We anticipate capital expenditures of approximately $800,000 in fiscal year 2008.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At December 31, 2007, our remaining borrowing capacity under this agreement was $1,000,000.

                                                In addition to the funds we raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2007 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Revenue recognition.  We generate our revenue through the sale of products.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	Price is fixed or determinable; and
•	Collectibility is reasonably assured.

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

          Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance.  Specific allowances are maintained for customers that are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; and (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing.  In addition to the specific allowance, we maintain a general allowance for all our accounts receivables which are not covered by a specific allowance.  The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base.  A considerable amount of judgment is required in assessing the realizability of accounts receivables.  Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

AML Communications Inc.

/s/: Jacob Inbar
By:	Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: February 13, 2008

/s/: Heera Lee
By:	Heera Lee, Director of Finance (Principal Financial Officer)	Dated: February 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1

Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(5)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(7)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(7)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(7)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(7)
10.16	Interim Lease and Proposed Lease Terms(8)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(9)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(10)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(11)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(11)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(12)
10.22	Loan Agreement with Bank of America for purchase of MPI building(11)
10.23	2005 Equity Incentive Plan(13)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(14)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(15)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(15)
31.1	Certification by the Chief Executive Officer(16)
31.2	Certification by the Director of Finance(16)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(16)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(16)

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

(11)      Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(12)      Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005.

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

(16)      Filed herewith.