Form 10KSB
period 2008-03-31
AML COMMUNICATIONS INC
filed 2008-06-30
CIK 1003640

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

         Issuer's revenues for its most recent fiscal year: $12,711,501

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 13, 2008 was approximately $10,333,365. The per share stock price for computational purposes was $1.31, based on the closing sale price per share for the Registrant's common stock on the OTC Bulletin Board on June 13, 2008. This value is not intended to be a representation as to the value or worth of the Registrant's common stock. The number of non-affiliates of the Registrant has been calculated by subtracting the number of shares held by persons affiliated with the Registrant from the number of outstanding shares.

         The number of shares of the Registrant's common stock outstanding on June 13, 2008 was 10,422,166.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on September 11, 2008, are incorporated by reference into Part III of this Form 10-KSB. The Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

         Transitional Business Disclosure Format (Check One). Yes ☐    No ☒

AML Communications, Inc.

Index to Form 10KSB

INTRODUCTORY NOTES—FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

        Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled "Additional Factors That May Affect Future Results" and "Factors Affecting Business, Operating Results and Financial Condition", both of which are included in the section titled "Management's Discussion and Analysis of Plan of Operation". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

        In this document, the words "we," "our," "ours," "Company," and "us" refer to AML Communications, Inc. and our two divisions, Microwave Power, Inc. and Mica-Tech, Inc.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

        We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had two reportable segments (AML) and (MPI) for the twelve month period ended March 31, 2007 and three reportable segments (AML), (MPI), and (Mica-Tech) for the twelve month period ended March 31, 2008.

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

Business Strategy

        The return of Jacob Inbar and the other co-founders in February 2001 resulted in our re-direction toward the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for defense-related products from $3.7 million in fiscal 2003 to $11.7 million in fiscal 2008.

        Utilizing our extensive knowledge in Microwave Integrated Circuits (MIC) design capabilities, we have expanded the products we offer as part of our full line catalog. Such products are designed for and marketed to the Defense Electronic Warfare Market. We also utilize our MIC design capabilities toward the design of subsystems, an area that we continue to invest in for long term defense projects. Investments in new subsystem products remain at the center of our strategy because they offer product differentiation, opportunities for sole source positions and higher added value.

        The Company seeks and has been successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

        Utilizing MPI's proprietary Microwave Monolithic Ceramic Circuits (MMCC) technology, the Company intends to expand production of such amplifiers and subsystems at the AML Camarillo facility. This technology offers cost savings, by reducing hand-mounted operations while increasing yields and reliability.

        On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. MPI was merged into our wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of

June 18, 2004. MPI will continue to operate as our division from its facility in Santa Clara. On February 3, 2006, the Company purchased the building that houses MPI, which is located at 3350 Scott Blvd. Bldg. 25 in Santa Clara, California, for a purchase price of $800,000. The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000 and the Company paying the loan in 83 regular payments of $4,425.88 each and one irregular last payment of $556,594.48. The Company's final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. Payments include principle and interest.

        The MPI acquisition was driven by a number of key factors, including:

  1)
  Technologically, MPI's semi-monolithic, gold filled via's, air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that we believe are complimentary and additive to those available to AML prior to the acquisition.

  2)
  MPI's product base addresses higher power and higher frequency sectors of the microwave market. This acquisition was intended to strengthen our product offerings to this market by adding higher power microwave amplifiers.

        On April 11, 2007, the Company completed the acquisition of a controlling position in Mica-Tech, Inc., in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech's outstanding common stock for an aggregate price of $800,000. On February 19, 2008, the Company subsequently acquired the remaining interest in Mica-Tech or 49% of the outstanding common stock of Mica-Tech. Under the terms of the agreement, a wholly-owned subsidiary of the Company would merge with Mica-Tech. Following the merger, Mica-Tech would become wholly-owned by the Company. The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. In addition, the Company granted approximately 1,310,000 shares of options and warrants to purchase Company common stock to 49% shareholders and other current employees. These options and warrants are performance based.

        In February 2008 we acquired the balance of Mica-Tech shares and are operating the company as a wholly owned subsidiary. Following the acquisition, the company has focused on the Demand Response market. Mica-Tech's Demand Response Program is an intelligent energy management program that allows businesses to lower their energy costs and earn cash incentives. Mica-Tech's customers realize savings on their energy costs and additionally earn cash by simply agreeing to reduce peak period electricity consumption a few times during the year to help stabilize the electric grid. Our customers are paid regardless of whether the reduction in peak electricity consumption is called for.

Markets

AML Communications, Inc. and Microwave Power, Inc. Segments

        We sell our RF/Microwave amplifier products and subsystems primarily into various segments of the Defense Electronic Warfare Market. In fiscal 2008, the AML segment accounted for 77.7% of the Company's total revenues. We derived more than 99.9% of the revenues from the defense microwave market and less than 0.10% from cellular coverage enhancement products. In comparison, in fiscal 2007, we derived approximately 96.1% of our revenues from the defense microwave market, 3.5% from the PCS and two-way messaging market, and 0.4% from cellular coverage enhancement products. The MPI segment accounted for 14.5% of the Company's total revenues, which were mainly derived from the defense microwave market.

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

Mica-Tech, Inc. Segment

        The Mica-Tech segment accounted for 7.8% of the Company's total revenues. Mica-Tech designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours. The Federal Energy Regulatory Commission (FERC) has mandated the power utility companies to electronically control substations for purposes of monitoring power quality and increase power grid reliability. Mica-Tech's satellite system provides an immediate and low cost solution for substation control. Mica-Tech has successfully deployed its products with a major Southern California utility company. Penetration into the countrywide utility companies market is in the initial phase.

        In February 2008 we acquired the balance of Mica-Tech shares and are operating the company as a wholly owned subsidiary. Following the acquisition, the company has focused on the Demand Response market. Mica-Tech's Demand Response Program is an intelligent energy management program that allows businesses to lower their energy costs and earn cash incentives. Mica-Tech's customers realize savings on their energy costs and additionally earn cash by simply agreeing to reduce peak period electricity consumption a few times during the year to help stabilize the electric grid. Our customers are paid regardless of whether the reduction in peak electricity consumption is called for.

        California's growing power demand requires new generators to meet demand. Burning more fossil fuels and generating more greenhouse gases is unacceptable to society. The environmental impact of generators and associated transmission systems is undesirable. Demand Response makes economic sense and enables grid stability with no negative impact on the environment. The program is a result of a joint effort between the Federal Energy Regulatory Commission (FERC), state utility commissions, and various state agencies to meet peak demand and avoid power outages.

Products

AML Communications, Inc. Segment

        During the year, we designed and/or manufactured low noise, power amplifiers and subsystems that were sold primarily into the Defense Electronic Warfare Market. During the first quarter of fiscal 2007, AML delivered the first product utilizing the MMCC technology processed by MPI. It is expected that increasingly new AML product development would use MMCC as an implementation technology due to its cost savings advantages.

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

Mica-Tech, Inc. Segment

        Satellite Communication System for Electric Grid Control and Demand Response Solutions.    The Mica-Tech UltraSatNet system allows for efficient and secure electric grid control. Mica-Tech's Demand Response program is built on a unique non-public communication network that is free from cyber security threats. The technology offers highly reliable operation. Existing and potential customers are electric utilities serving large service area. UltraSatNet system also provides the backbone to Mica-Tech's Demand Response program. Mica-Tech's Demand Response customers are commercial and industrial loads.

Customers

        AML sells products to defense OEM manufacturers worldwide, including Raytheon, BAE, Northrop Grumman, Rockwell, and Lockheed Martin. Additionally we export our products to major OEM'S in the France, Israel, Spain, Turkey, Singapore, Italy, and UK. The Company seeks and was successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

        MPI sells products to system integrators primarily in the defense sector and particularly to specialized test equipment manufacturers. The list of customers includes BAE, HD Communications, System Planning Corporation, and SOGO Electronics. In addition, MPI exports products to the customers in France, Germany, Canada, and Japan.

        For the fiscal year ended March 31, 2008, our largest customer for our AML Communications and MPI segments was Raytheon; which accounted for approximately 26.5% of net sales. Versys was our second largest customer accounting for approximately 5.8% of net sales. For the fiscal year ended March 31, 2007, our largest customer was Raytheon, which accounted for approximately 12.6% of net sales. Northrop Grumman was our second largest customer accounting for approximately 8.7% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition. The largest customer for our Mica-Tech segment was Tri-State Generation and Transmission Association, which accounted for approximately 6.6% of net sales.

        We rely heavily on acquiring new customers. The acquisition rate for new defense microwave customers during fiscal 2008 was approximately 10 new customers per quarter for the AML segment and approximately 5 new customers per quarter for the MPI segment, compared to approximately 11 new customers per quarter for the AML segment and approximately 5 new customers per quarter for the MPI segment for the fiscal year ended March 31, 2007.

        Mica-Tech sells products to domestic electric utilities. Utilities serving Southern California, New Mexico, Colorado, Wyoming, Nebraska, and Arizona are currently the major customers. Mica-tech has demonstrated its system to utilities serving Nevada, Texas, Georgia and Florida and continues to market its products to other US based utilities.

Demand Response customers are expected to address large electric power users.

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

        During the fiscal year ended March 31, 2008, international sales were $3.1 million or 24.1% of net sales as compared to international sales of $2.4 million or 27.3% of net sales for the fiscal year ended March 31, 2007. During the fiscal year, we exported our products to major OEM's in the France, Israel, Spain, Turkey, Singapore, Italy, UK, and Japan.

        The following table summarizes the international sales by segment for the fiscal year ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
International Sales	$2,210	17.4%	$854	6.7%	$—	—	$3,064	24.1%
Domestic sales	7,663	60.3	992	7.8	992	7.8	9,647	75.9

Total Sales	$9,873	77.7%	$1,846	14.5%	$992	7.8%	$12,711	100.0%

Warranty

        Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facility in Southern California and our facility in Northern California.

Product Development

        Our AML segment and MPI segment invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased efficiency in the RF amplification process as well as seeking to reduce the cost and increase the manufacturing efficiency of our new and existing products. The acquisition of MPI has added to our existing technology, with their semi-monolithic, gold filled via's, dielectric bridge and microwave-monolithic-ceramic (MMCC) technology processes.

        The Mica-Tech segment of the company has invested in development of the next generation UltraSatNet system that allows enhanced capabilities including higher data rate, voice channel, GPS synchronization and advanced Subsystem Automation System (SAS) functions.

        Our combined research and development staff consisted of 14 people as of March 31, 2008. Expenditures for research and development amounted to approximately $2,289,000 in fiscal 2008 and $1,405,000 in fiscal 2007.

Competition

AML Communications, Inc. and Microwave Power, Inc. Segments

        The defense microwave industry is highly competitive. Our main competitors include Teledyne Defense, Miteq, Endwave Defense Systems and CTT. Although most of the competitors have significantly more resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to any great degree. We utilize our technological knowledge as well as price to compete effectively. We intend to apply the know-how and technology of MPI towards gaining a technological advantage over our competitors.

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

Mica-Tech, Inc. Segment

        The Mica-Tech principal product, namely the UltraSatNet was developed specifically to address the control of electric grid. To the best of our knowledge there is no product on the market that was designed specifically for this task.

        Mica-Tech's competition includes alternative methods of setting secured communication links for SCADA function. These include 900 MHz radios, fiber links, microwave links and VSAT. While none of these competitive technologies have the unique combination of security, remote coverage and cost-effectiveness these technologies still present competition.

        In the field of Demand Response, the company is competing against organizations that are much larger in size and resources. These include Enernoc (ENOC) and Comverge (COMV). The Company believes its UltraSatNet system offer an advantage since it is better suited toward switching of high loads and therefore it is concentrating toward such potential customers.

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

        MPI's manufacturing facility is located in Santa Clara, California. Depending on the specific requirements, we use a combination of three basic technologies: Integration of internally matched GaAs FETs using MICs (Microwave Integrated Circuits), Integration of GaAs Monolithics (MMIC's) using various techniques, including Multi-Chip Modules, and our own proprietary MMIC (Microwave Monolithic Integrated Circuits) technology. We manufacture in house all the ceramic integrated circuits, both MIC's and MMIC's.

        We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. These single source suppliers consist of Spectrum Control for their filters, Mimix for MMIC parts, Johanson Technologies for their ceramic capacitors, Sandvik Osprey LTD for their osprey materials, and NEC and Fujitsu for their semiconductors. Although we did not experience shortages during fiscal year 2008, we have experienced this in the past, and may again in the future, experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

        Mica-Tech manufactures the UltraSatNet system from purchased components. Mica-Tech's manufacturing facility was moved into the AML Camarillo headquarters in May 2008. The manufacturing process involves in house assembly capabilities and outside specialized printed circuit board/printed wire board assemblies.

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

        The proprietary technologies of our MPI segment and Mica-Tech segment are primarily protected through patent and trade secret protection. As of March 31, 2008, we owned three U.S. issued patents and one foreign patent, and we had no patent applications pending. The four patents expire at various dates from May 2007 to September 2009. Additionally, MPI has two registered trademarks: the MPI Company logo, and the term "MMCC" (monolithic microwave ceramic circuits).

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

Employees

        As of March 31, 2008, we had 95 full-time employees, including 14 in research and development; 67 in manufacturing, production engineering, and quality assurance; 8 in administration; and 6 in sales, marketing, order entry, and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

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

ITEM 2.    DESCRIPTION OF PROPERTY

        Our AML administrative, engineering, and manufacturing facility is located in a 25,017 square foot leased building in Camarillo, California. The lease for this space expired in April 2008 and we entered into a new lease, which will be expiring in April 2015. Our MPI division operates in a 3,868 square foot industrial/office condominium located at 3350 Scott Boulevard in Santa Clara, California. The building was purchased on February 3, 2006. We had relocated the Mica-Tech operation to the AML facility in May 2008. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock currently trades on NASDAQ's OTC Bulletin Board under the symbol "AMLJ.OB". Our common stock traded on the Nasdaq Small Cap Market from October 8, 2001 to August 13, 2002 and on the Nasdaq National Market prior to that time. The table below sets forth for the periods indicated the high and low bid prices for the Company's common stock for the periods it traded on the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The source of the information for the high and low bid prices is the OTC Bulletin Board.

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2007
First quarter	$1.27	$0.90
Second quarter	$1.01	$0.75
Third quarter	$0.90	$0.68
Fourth quarter	$1.50	$0.82
Fiscal year ended March 31, 2008
First quarter	$1.65	$1.30
Second quarter	$1.40	$0.87
Third quarter	$1.22	$0.81
Fourth quarter	$1.50	$0.89

        At June 13, 2008, there were approximately 86 holders of record of our common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

Unregistered Sales of Securities

        On February 19, 2008, we issued warrants to purchase 816 shares of common stock at an exercise price of $1.20 per share, exercisable until February 19, 2013, to a shareholder of Mica-Tech in connection with our acquisition of the company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning AML and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information.

        On February 26, 2008, we issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.50 per share, exercisable until February 26, 2013, to an outside consultant in connection with our acquisition of the Mica-Tech. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The holder took the securities for investment purposes without a view to distribution and had access to information concerning AML and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the securities. The holder was permitted access to our management for the purpose of acquiring investment information.

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

Equity Compensation Plans

        The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
1995 Equity compensation plans approved by security holders	None	None	None
2005 Equity compensation plans approved by security holders(1)	4,016,305	$1.12	662,145

Total	4,016,305	$1.12	662,145

(1)
In November 2005, we established the 2005 Equity Incentive Plan ("2005 Plan") with 150,000 shares initially approved and subject to the 2005 Plan. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company. All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The Board of Directors has full authority to administer the 2005 Plan, including but not limited to, the authority to designate eligible persons, grant awards, interpret the 2005 Plan, prescribe, rescind or amend the rules and regulations of the 2005 Plan, make all other determinations necessary or advisable for the administration of the 2005 Plan, and also delegate to one or more executive officers of the Company the authority to grant an Award under the 2005 Plan to plan participants who are not insiders of the Company. The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,077,000 shares as of March 31, 2008. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Unless earlier terminated as provided in the plan, the 2005 Plan will terminate on October 31, 2015.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

        Our business is comprised of three reportable segments, AML Communications, Inc. ("AML"), Microwave Power, Inc. ("MPI"), and Mica-Tech, Inc ("Mica-Tech"). AML and MPI design, manufacture, and market RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market. AML represented 77.7% of our 2008 product revenue and MPI represented 14.5% of our 2008 product revenue. On April 11, 2007, we acquired a controlling interest of Mica-Tech and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 7.8% of our 2008 revenues.

        Our AML segment includes low noise, power amplifiers and integrated sub assemblies with frequencies that range from 50 kHz to 26 GHz. In February 2001, we made a strategic decision to focus our resources on the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for defense related products, from $3.7 million in fiscal 2003 to $9.9 million in fiscal 2008.

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

        Our MPI segment includes solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 10mW to 500 W. In June 2004, we acquired MPI and have since operated it as a division of AML. The MPI division operates independently, with its own marketing, production, and general management team. We continue to expand MPI's managerial and technical capabilities to address the potential for growth of this division.

        Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution. The operating software and hardware are designed in-house with support from outside consultants. Since the completion of acquisition of the remaining interest of Mica-Tech in February 2008, steps are being taken to bolster Mica-Tech's financial and management structure while the company pursues the Demand Response market.

Results of Operations

        The following table summarizes our results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2008 and 2007.

For the fiscal year ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense Microwave and other	$9,871	77.7%	$1,846	14.5%	$—	—	$11,717	92.2%
Cellular, wireless telephony and other	2	0.0	—	—	—	—	2	0.0
Satellite communication systems	—	—	—	—	992	7.8%	992	7.8

Total net sales	9,873	77.7%	1,846	14.5%	992	7.8%	12,711	100.0%
Cost of goods sold	5,882	46.3	751	5.9	562	4.4	7,195	56.6

Gross profit	$3,991	31.4%	$1,095	8.6%	$430	3.4%	$5,516	43.4%
Operating expenses:
Selling, general and administrative	1,658	13.0	637	5.0	796	6.3	3,091	24.3
Research and development	1,624	12.8	170	1.3	495	3.9	2,289	18.0

Income (loss) from operations	709	5.6	288	2.3	(861)	(6.8)	136	1.1
Other income/(Interest & other expense), net	(125)	(1.0)	6	0.0	(64)	(0.5)	(183)	(1.4)

Income (loss) before income tax and minority interest	584	4.6	294	2.3	(925)	(7.3)	(47)	(0.4)
Income tax expense (credit)	(1,757)	(13.8)	—	0.0	2	0.0	(1,755)	(13.8)
Minority interest	—	—	—	—	—	—	464	3.7

Net Income (loss)	$2,341	18.4%	$294	2.3%	$(927)	(7.3)%	$2,172	17.1%

For the fiscal year ended March 31, 2007:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense Microwave and other	$6,785	76.6%	$1,794	20.3%	—	—	$8,579	96.9%
Cellular, wireless telephony and other	275	3.1	—	—	—	—	275	3.1

Total net sales	7,060	79.7%	1,794	20.3%	—	—	8,854	100.0%
Cost of goods sold	4,452	50.3	719	8.1	—	—	5,171	58.4

Gross profit	$2,608	29.4%	$1,075	12.2%	—	—	$3,683	41.6%
Operating expenses:
Selling, general and administrative	1,690	19.1	666	7.5	—	—	2,356	26.6
Research and development	1,244	14.0	161	1.9	—	—	1,405	15.9

Income (loss) from operations	(326)	(3.7)	248	2.8	—	—	(78)	(.9)
Other income/(Interest & other expense), net	(33)	(.4)	8	0.1	—	—	(25)	(.3)

Income (loss) before income tax	(359)	(4.1)	256	2.9	—	—	(103)	(1.2)
Income tax expense (credit)	(1,662)	18.8	—	0.0	—	—	(1,662)	18.8

Net income	$1,303	14.7%	$256	2.9%	—	—	$1,559	17.6%

Fiscal Years Ended March 31, 2008 and 2007

        Net sales.    Net sales for fiscal 2008 were $12.7 million, compared to $8.9 million in fiscal 2007. AML's revenues increased by $2.8 million due to commencement of production for the large program orders received during the previous year and the addition of new customers. Revenues from our MPI division increased by $52,000 compared to the same period last year. Mica-Tech contributed $992,000 to the total sales for 356 days during the twelve months ended March 31, 2008.

        AML and, to a lesser extent, MPI have devoted significant resources during the last three fiscal years towards the development of products that address long term contracts to reduce our reliance on spot-market and incidental orders. These investments and associated strategy have, in management's opinion, reached maturity. Starting this fiscal year, the Company started to benefit from the investments made as these programs entered their production phases.

        Domestic and international net sales were approximately 75.9% and 24.1% of our net sales, respectively, for the year ended March 31, 2008. For the year ended March 31, 2007, domestic and international net sales were approximately 72.7% and 27.3% of our net sales, respectively. Net sales are attributed to geographic areas based on the location of the customer to which our products are shipped. International net sales primarily consist of sales to customers in France, Singapore, Canada, Germany, and Israel. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those net sales as domestic revenues, we cannot be certain of the extent to which our domestic and international net sales is impacted by the practices of our customers.

        Gross profit.    Gross profit for fiscal 2008 was $5.5 million, or 43.4% of net sales, compared to a gross profit in fiscal 2007, of $3.7 million, or 41.6% of net sales. The increase in margin was due to the higher volume of sales, economies of scale, and higher value added products.

        Selling, general, and administrative costs.    Selling, general and administrative costs for fiscal 2008 were $3.1 million, or 24.3% of net sales, compared to $2.4 million, or 26.6% of net sales, for fiscal 2007. The dollar amount increase is mainly attributed to administrative cost in connection with maintaining our Mica-Tech segment, which we acquired on April 11, 2007. Mica-Tech incurred $796,000 for 356 days during the twelve months ended March 31, 2008. Selling, general and administrative costs for AML decreased, compared to the same period of the prior year, due to decreased spending in salary and related benefits, advertising, and commission expenses.

        Research and development costs.    Research and development costs for fiscal 2008 were $2.3 million, or 18.0% of net sales, compared to $1.4 million, or 15.9% of net sales, for the corresponding period in fiscal 2007. We incurred a $252,000 increase in salaries and related benefits due to hiring new engineers for developmental programs and $122,000 increase in R&D supplies and small equipment, a result of continuing investment in R&D projects. The increase reflects our commitment to invest in long term, large size projects. Additionally, $495,000 is attributable to Mica-Tech's research and development expenses for 356 days during the twelve months ended March 31, 2008.

        Other expense, net.    Other expense for fiscal 2008 was $183,000, as compared to $25,000 for fiscal 2007. The increase is attributable to interest expenses on the note payable connected to MPI's building purchase, the outstanding line of credit with Bridge Bank, and Mica-Tech's two note payables.

        In 2009, we expect total operating expenses to increase as we continue to invest in infrastructure and new product development. We expect operating expenses generally will increase more slowly than increases in revenue.

        Provision for income taxes.    We recorded tax credits of $1,755,000 in fiscal 2008 and identified tax credits on the balance sheet as a Deferred Tax Allowance. This represents both tax credits and net operating losses carried forward.

        The Company's management decided to recognize the additional tax allowance of $1,755,000 this year based on the following assumptions and circumstances:

        In addition to large program orders we received during the last quarter of fiscal 2007, the Company booked $11.9 million of orders from our existing and new customers during twelve months ended March 31, 2008. These new and follow up orders from a number of prominent customers such as Raytheon, Northrop Grumman, and Lockheed Martin, will contribute to a strong growth on both the top and bottom line. The automatic test equipment and automatic assembly equipment we purchased during the last quarter of fiscal 2007 were fully utilized in production and contributed largely to expediting the production and meeting the customers' expectations during fiscal 2008. The Company spent an additional $243,000 in March 2008 to add new automatic equipment to our assembly line. This new equipment along with other recently acquired equipment is expected to facilitate our production during fiscal 2009.

Liquidity and Capital Resources

        Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

        At March 31, 2008, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50% plus 0.25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans. We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year. We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00 beginning with the month ending October 31, 2007 and monthly thereafter. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement was terminated within the first 12 months following its execution on July 17, 2006, we would have been required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At March 31, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $813,000 under the equipment financing agreement. The three equipment term loans mature on November 30, 2008, July 31, 2009, and March 31, 2010. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loans has expired as of October 7, 2007.

        At March 31, 2008, we had $1,205,000 in cash and cash equivalents. Our operating activities used cash of approximately $420,000 in fiscal 2008, compared to providing cash of $584,000 in 2007. Net cash used in investing activities amounted to $294,000 in 2008, primarily due to capital equipment expenditures, as compared to net cash used in investing activities of $1.1 million in 2007. Net cash used in financing activities was $159,000 in 2008, due to payments on outstanding notes payable and line of credit, as compared to net cash provided by financing activities of $215,000 in 2007.

        We anticipate capital expenditures of approximately $800,000 in fiscal year 2009. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At March 31, 2008, our remaining borrowing capacity under this agreement was $1,000,000.

        In addition to the funds raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2008 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

        The following table summarizes our contractual obligations, including purchase commitments at March 31, 2008, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
	(Dollars in Thousands)
Operating leases	1,485	243	414	414	414

Total contractual cash obligations	$1,485	$243	$414	$414	$414

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

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectibility risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer's past payment experience; or (iii) a deterioration in the customer's financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all of our accounts receivables that are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

        Intangible Assets.    We test intangible assets with indefinite lives for impairment on an annual basis or more frequently if certain events occur. If the assets are considered to be impaired, the impairment to be recognized will be measured by the amount in which the carrying amount exceeds the fair value of the assets. For our intangible assets with finite lives, including our customer lists, existing technology, customer relationship, trademarks and brand names, and patents, we amortize the costs of the assets over their useful lives and assess impairment at least annually or whenever events and circumstances suggest the carrying value of an asset may not be recoverable. Determining the life of the assets with finite lives is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions involve a variety of factors, including future market growth and conditions, forecasted revenues and costs and a strategic review of our business and operations. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In the event we determine that an intangible asset is impaired in the future, an adjustment to the value of the asset would be charged to earnings in the period such determination is made.

        Existing Technology.    MPI's existing technology is based on a patent issued in 1990, which continues to be the main technology of MPI. It is a substrate deposition technology that is mature and with no replacement technology forecasted.

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

RISK FACTORS

        You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

        As a percentage of total revenues, our net sales to our two largest customers, Raytheon and Versys, during the fiscal year ended March 31, 2008 totaled approximately 32.3%, accounting for $4.1 million of our revenues in fiscal 2008. These customers rely on the defense industry for orders and the defense industry relies upon the United States and foreign governments for funding. Changes in funding may occur if there is a change in the current administration or the government reduces defense spending. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

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

        Our primary competitors are Teledyne Defense, Miteq, Endwave Defense Systems and CTT. These competitors are much larger than we are and have more in the way of financial and other resources than we have. We have tried to create a niche market in the manufacturing of microwave integrated circuits for use by the defense industry. However, we have no contractual agreements with contractors with whom we do business that requires them to purchase minimum quantities and we cannot assure you that these contractors will continue ordering parts from us or that they will order at the same or greater levels than they have done in the past. If our customers severely reduced their orders or ceased ordering from us altogether, our business, results of operations and financial condition, as well as the value of your securities, could be materially adversely affected.

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

        We completed our acquisition of Microwave Power, Inc. on June 18, 2004 and acquired a controlling interest of Mica-Tech, Inc. on April 11, 2007 and subsequently the remaining interest on February 19, 2008. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

  •
  incur significant unplanned expenses and personnel costs;

  •
  issue stock, or assume stock option plans that would dilute our current stockholders' percentage ownership;

  •
  use cash, which may result in a reduction of our liquidity;

  •
  incur debt; or

  •
  assume liabilities.

        These purchases also involve numerous risks, including:

  •
  problems integrating the purchased operations, technologies, personnel or products;

  •
  unanticipated costs, litigation and other contingent liabilities;

  •
  diversion of management's attention from our core business;

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

Quantitative and Qualitative Disclosures about Market Risk

        We have some risk exposure from interest rates being unfavorable. At March 31, 2008, our line of credit facilities were the only debt facilities subject to variable interest rates. We will monitor the level of risk by keeping variable rate exposures at acceptable levels.

ITEM 7.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AML Communications, Inc.
Camarillo, CA

        We have audited the accompanying consolidated balance sheet of AML Communications, Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. and subsidiary as of March 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California June 22, 2008

AML COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,205,000
Accounts receivable, net	2,303,000
Inventories, net	2,873,000
Note receivable	5,000
Prepaid expenses	164,000
Deferred tax asset—current	831,000

Total current assets	7,381,000
Property and equipment, at cost	7,244,000
Less: Accumulated depreciation	(4,566,000)

Property and equipment, net	2,678,000
Deferred tax asset	3,633,000
Intangible Assets:
Technologies, net	2,695,000
Patents, net	99,000
Customer relationship, net	82,000
Trademarks and brand names	220,000

3,096,000
Deposits	43,000

$16,831,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$874,000
Accounts payable	1,312,000
Current portion of long term debt	57,000
Accrued expenses:
Accrued payroll and payroll related expenses	737,000
Accrued income taxes	27,000
Other accrued liabilities	322,000

Total current liabilities	3,329,000

Long term notes payable	606,000
Due to related party	532,000
Commitments	—
Stockholders' Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; shares issued and outstanding 10,422,166	104,000
Capital in excess of par value	13,831,000
Accumulated deficit	(1,571,000)

Total stockholders' equity	12,364,000

$16,831,000

The accompanying notes are an integral part to these consolidated financial statements

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2008	March 31, 2007
Net sales	$12,711,000	$8,854,000
Cost of goods sold	7,195,000	5,171,000

Gross profit	5,516,000	3,683,000
Operating Expenses:
Selling, general and administrative	3,091,000	2,356,000
Research and development	2,289,000	1,405,000

Total operating expenses	5,380,000	3,761,000

Income (loss) from operations	136,000	(78,000)
Other income (expense), net	(183,000)	(25,000)

Income (loss) before provision for income taxes and minority interest	(47,000)	(103,000)
Provision for income taxes	1,755,000	1,662,000
Minority interest	464,000	—

Net income	$2,172,000	$1,559,000

Basic earnings per common share	$0.21	$0.15

Basic weighted average number of shares of common stock outstanding	10,271,000	10,243,000

Diluted earnings per common share	$0.20	$0.15

Diluted weighted average number of shares of common stock outstanding	10,807,000	10,669,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Common Stock
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount			Totals
Balance, March 31, 2006	10,234,166	$102,000	$13,494,000	$(5,302,000)	$8,294,000
Options Exercised	22,500	1,000	3,000	—	4,000
Stock Options Granted for Compensation	—	—	119,000	—	119,000
Net Income	—	—	—	1,559,000	1,559,000

Balance, March 31, 2007	10,256,666	103,000	13,616,000	(3,743,000)	9,976,000
Options Exercised	165,500	1,000	63,000	—	64,000
Stock Options Granted for Compensation	—	—	152,000	—	152,000
Net Income	—	—	—	2,172,000	2,172,000

Balance, March 31, 2008	10,422,166	$104,000	$13,831,000	$(1,571,000)	$12,364,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Income	$2,172,000	$1,559,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	642,000	420,000
Bad debt expense	(17,000)	(12,000)
Inventory reserves	16,000	14,000
Stock options granted for compensation	152,000	119,000
Amortization	358,000	216,000
Minority interest	(464,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(932,000)	(229,000)
Inventories	(860,000)	(147,000)
Other current assets	(75,000)	(52,000)
Other assets—Deferred Tax Asset	(1,784,000)	(1,662,000)
Increase (decrease) in:
Accounts payable	79,000	439,000
Accrued income taxes	27,000	—
Accrued expenses	266,000	(81,000)

Net cash provided by (used in) operating activities	(420,000)	584,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(253,000)	(1,088,000)
Cash used in Mica-Tech acquisition	(41,000)	—

Net cash used in investing activities	(294,000)	(1,088,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	29,000	3,000
Proceeds from (payments to) line of credit	(57,000)	222,000
Payments on notes payable	(118,000)	(10,000)
Principal payments on capital lease obligations	(13,000)	—

Net cash provided by (used in) financing activities	(159,000)	215,000

Net decrease in Cash and Cash Equivalents	(873,000)	(289,000)
Cash and Cash Equivalents, beginning of period	2,078,000	2,367,000

Cash and Cash Equivalents, end of period	$1,205,000	$2,078,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Line of Business

        AML Communications is a designer, manufacturer, and marketer of amplifiers, subsystems, and related products that address the Defense Electronic Warfare Market. The Company currently conducts its operations through three reportable segments: (1) amplifiers and related products that are designed, manufactured, and marketed by the Company, (2) high power microwave amplifiers that are designed, manufactured, and marketed through its division, Microwave Power, Inc., and (3) the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution, that are designed, manufactured, and marketed through its division, Mica-Tech, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AML Communications, Inc. ("AML") and its wholly owned subsidiaries, Microwave Power, Inc. ("MPI") and Mica-Tech, Inc. ("Mica-Tech"), (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentration of Cash

        The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2008, the Company had cash and cash equivalent balances totaling $915,000 in financial institutions, which were in excess of federally insured amounts.

Credit Risk

        The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During fiscal 2008, the Company had sales to two customers that represented 26.5% and 6.6% of net sales, respectively, as compared to fiscal 2007, in which the Company had sales to two customers, which represented 12.6% and 8.7% of net sales, respectively. As of March 31, 2008, these two customers comprised 35.2% and 3.1%, of accounts receivable, respectively.

        The Company's customers are comprised primarily of defense subcontractors and original equipment manufacturers ("OEMs"). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2008, international sales were $3.1 million, or 24.1% of net sales, as compared to $2.4 million, or 27.3% of net sales in fiscal year ended March 31, 2007.

Revenue Recognition

        We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  Persuasive evidence of an arrangement exists;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        Inventories include costs of material, and manufacturing overhead on work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

March 31, 2008
Raw materials, net	$2,147,000
Work in process	591,000
Finished goods, net	135,000

$2,873,000

        The reserve for inventory at March 31, 2008 was $409,000.

Depreciation and Amortization

        Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Depreciation expense for the years ended March 31, 2008 and March 31, 2007 was $642,000 and $420,000 respectively.

        The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

        Property and equipment consist of the following:

March 31, 2008
Building	$800,000
Machinery and equipment	5,578,000
Furniture and fixtures	176,000
Leasehold improvements	690,000
Accumulated depreciation	(4,566,000)

$2,678,000

        On February 3, 2006, the Company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principle and interest, and one irregular last payment of $556,594.48. The Company's final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building. As of March 31, 2008, the outstanding note amounted to $618,000 with $12,000 in current portion.

Intangible Assets

        The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2008, the Company recognized no impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        At March 31, 2008, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$464,000	$(365,000)	$99,000
Existing Technology	3,166,000	(471,000)	2,695,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	131,000	(49,000)	82,000
Trademarks and Brand Name	43,000	(4,000)	39,000
Backlog	18,000	(18,000)	—
Unamortized intangibles:
Trademarks	181,000	—	181,000

	$4,342,000	$(1,248,000)	$3,096,000

        Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above. For the intangible assets we acquired from MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized. For the intangible assets we acquired from the Mica-Tech acquisition, we initially assigned a 12-year life to Existing Technology, a 3-year life to Customer Relationship, a 1-year life to Backlog and an indefinite life to Trademarks and Brand Names. During the quarter ended September 30, 2007, Mica-Tech's management thoroughly reevaluated the life span of Mica-Tech's intangible asset and assigned a new life span to these intangible assets: a 15-year life to Existing Technology, a 6-year life to Customer Relationship, and a 15-year life to Trademarks and Brand Names. All items stated are subject to amortization. Backlog was amortized on fulfillment of orders.

        Upon the acquisition of Mica-Tech's remaining interest on February 19, 2008, Mica-Tech's intangible assets were revalued by an appraiser. The new fair market values of Mica-Tech's intangible assets, after any associated tax adjustments, are reflected on the financial statement.

        Amortization expense from continuing operation for the year ended March 31, 2008 was $358,000. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount
2009	$273,000
2010	$273,000
2011	$273,000
2012	$273,000
2013	$253,000

Warranty and Customer Support

        The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

Earnings Per Share

        Statement of Financial Accounting Standards No. 128, "Earnings per share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

        Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

        The Company had 1,826,000 of granted stock options and warrants that were exercisable as of March 31, 2008 and 1,865,000 of granted stock options and warrants exercisable at March 31, 2007.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended March 31, 2008	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$2,172,000	10,271,000	$0.21
Effect of dilutive securities:
Stock options		386,000
Warrants		150,000

Diluted earnings per share:	$2,172,000	10,807,000	$0.20

Year ended March 31, 2007	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$1,559,000	10,243,000	$0.15
Effect of dilutive securities:
Stock options		284,000
Warrants		142,000

Diluted earnings per share:	$1,559,000	10,669,000	$0.15

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

link between remote sites and control centers, utilizing Supervisory Control And Data Acquisition (SCADA) technology. The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

        The following is information for the Company's reportable segments for the years ended March 31, 2008 and March 31, 2007:

For the year ended March 31, 2008:

(Dollars in Thousands)	AML	MPI	Mica-Tech	Unallocated	Total
Revenue	$9,873	$1,846	$992	—	$12,711
Gross Profit	3,991	1,095	430	—	5,516
Depreciation & amortization (includes intangibles)	552	237	212	—	1,001
Interest expense	131	—	66	—	197
Income/(Loss) from continuing Operations before tax and minority interest	584	294	(925)	—	(47)
Net Income	2,341	294	(463)	—	2,172
Identifiable assets	9,783	5,008	2,037	—	16,831
Capital Expenditures*	$158	87	8	—	$253

*
The amounts are not including the capital equipment purchased through our line of credit, amounting to $397,000, and the capital equipment purchased on credit, amounting to $243,000, for the twelve months ended March 31, 2008.

For the year ended March 31, 2007:

(Dollars in Thousands)	AML	MPI	*Mica-Tech	Unallocated	Total
Revenue	$7,060	$1,794	—	—	$8,854
Gross Profit	2,608	1,075	—	—	3,683
Depreciation & amortization (includes intangibles)	341	295	—	—	636
Interest expense	75	—	—	—	75
Income/(Loss) from continuing Operations before tax and minority interest	(359)	256	—	—	(103)
Net Income	1,303	256	—	—	1,559
Identifiable assets	7,488	4,687	—	—	12,175
Capital Expenditures	$942	146	—	—	$1,088

*
Mica-Tech was acquired during fiscal year 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Product Lines

        The Company operates as three reportable business segments. The AML segment designs and manufactures RF and microwave, power and low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and commercial microwave markets. The MPI segment manufactures solid state microwave amplifiers. This proprietary technology is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters, and test instrumentation. Mica-Tech designs and manufactures an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The revenues earned by each product line are as follows:

For the Fiscal Year Ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense microwave and other	$9,871	77.7%	$1,846	14.5%	$—	—	$11,717	92.2%
Cellular and other	2	0.0	—	—	—	—	2	0.0
Satellite communication systems	—	—	—	—	992	7.8%	992	7.8

Total net sales	$9,873	77.7%	$1,846	14.5%	$992	7.8%	$12,711	100.0%

For the Fiscal Year Ended March 31, 2007:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense microwave and other	$6,785	76.6%	$1,794	20.3%	—	—	$8,579	96.9%
PCS and two-way messaging	252	2.8	—	—	—	—	252	2.8
Cellular and other	23	0.3	—	—	—	—	23	0.3

Total net sales	$7,060	79.7%	$1,794	20.3%	—	—	$8,854	100.0%

        The following table summarizes the international sales by segment for the fiscal year ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
International Sales	$2,210	17.4%	$854	6.7%	—	—	$3,064	24.1%
Domestic sales	7,663	60.3	992	7.8	992	7.8	9,647	75.9

Total Sales	$9,873	77.7%	$1,846	14.5%	$992	7.8%	$12,711	100.0%

        The following table summarizes the international sales by segment for the fiscal year ended March 31, 2007:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
International Sales	$1,570	17.7%	$845	9.6%	—	—	$2,415	27.3%
Domestic sales	5,490	62.0	949	10.7	—	—	6,439	72.7

Total Sales	$7,060	79.7%	$1,794	20.3%	—	—	$8,854	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Research and Development Costs

        Research and development costs for fiscal 2008 were $2,289,000, or 18.0% of net sales, compared to $1,405,000, or 15.9% of net sales, for the corresponding period in fiscal 2007. The increase reflects the hiring of additional R&D employees for developmental programs and continued investment in R&D projects. Additionally, $495,000 is attributable to Mica-Tech's research and development expenses for 356 days during the twelve months ended March 31, 2008.

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

Stock-Based Compensation

        The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on April 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

        Primarily as a result of adopting SFAS No. 123R, the Company recognized $152,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the year ended March 31, 2008. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

        The weighted average assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.20%
Expected life of the options	6.72 years
Expected volatility	50.1%
Expected dividend yield	—

        The weighted average fair value of options granted as of March 31, 2008 was $0.59 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2008 and 2007 were $89,000 and $83,000, respectively.

Recently Issued Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption. As of March 31, 2008, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties.

        In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

        In September 2006, the FASB issued SFAS 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Management is currently evaluating the effect of this pronouncement on financial statements.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

on January 1, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

        In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently evaluating the effect of this pronouncement on financial statements.

        In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

        In May 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

3. Debt and Lease Commitments

Line of Credit

        At March 31, 2008, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50% plus 0.25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans. We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year. We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00 beginning with the month ending October 31, 2007 and monthly thereafter. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement was terminated within the first 12 months following its execution on July 17, 2006, we would have been required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At March 31, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $813,000 under the equipment financing agreement. The three equipment term loans mature on November 30, 2008, July 31, 2009, and March 31, 2010. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loans has expired as of October 7, 2007.

Note Payable

        On February 3, 2006 the company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principle and interest, and one irregular last payment of $556,594.48. The Company's final payment is due February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building. As of March 31, 2008, the outstanding note amounted to $618,000 with $12,000 in current portion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Debt and Lease Commitments (Continued)

        On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable. The funds were used for working capital. The promissory note bears interest at the rate of 10%. Mica-Tech makes equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance. Mica-Tech defaulted on its monthly payments due to a cash deficiency. The default was waived by the lender at no cost. The total amount remaining on the note at March 31, 2008 was $45,000. The Company was not able to make April and May payment s as well. Currently the note is due on demand.

        Mica-Tech was advanced working capital from its founder and employee, Steven Ow, over a period of time which totaled to $685,000 as of April 10, 2007. On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%. Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech's common stock at the closing of the acquisition on April 11, 2007. In connection to the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. As of March 31, 2008, the outstanding note amounted to $532,000 including $5,000 in accrued interest. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement will be paid by three equal payments of $40,000 and one last payment of $30,000. The first payment was made upon the execution of the agreement and the remaining three payments would be made over next three month period.

        The future aggregate payments arising from these loans are as follows:

Annual Amount
Due during the fiscal year ended March 31,
2009	$752,000
2010	362,000
2011	53,000
2012	53,000
2013	601,000
Thereafter	—

$1,821,000

Operating Lease Obligations

        The lease for AML's office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. As of March 31, 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expiring October 2008. In April 2008, Mica-Tech moved into the AML facility. Total rent expense under these operating leases was approximately $257,000 and $188,000 during the years ended March 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Debt and Lease Commitments (Continued)

        Total minimum lease payments under the above lease are as follows:

Operating Leases
Year ending March 31,
2009	$243,000
2010	207,000
2011	207,000
2012	207,000
2013	207,000
Thereafter	414,000

$1,485,000

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

        The components of the income tax provision for the years ended March 31, 2007 and 2008, were as follows:

	March 31, 2007	March 31, 2008
Current	$—	$64,000
Deferred	$(1,662,000)	$(1,819,000)

	$(1,662,000)	$(1,755,000)

        Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2007 and 2008 are as follows:

	March 31, 2007		March 31, 2008
	Amount	Percent	Amount	Percent
Income tax expense/(benefit) at statutory federal rate	$(35,000)	34.0%	$140,000	34.0%
State income taxes, net of federal income tax	(50,000)	48.8	187,000	45.6
Effect of permanent differences	112,000	(109.2)	49,000	11.9
Tax credits	(45,000)	43.9	(124,000)	(30.2)
Change in valuation allowance	(1,651,000)	1,610.2	(1,993,000)	(486.0)
Other	7,000	(6.8)	(14,000)	(3.4)

	$(1,662,000)	1,620.9%	$(1,755,000)	428.1%

        Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income Taxes (Continued)

recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In 2008, the Company reversed its valuation allowance as management believes it is more likely than not that all deferred tax assets will be realized.

        A detail of the Company's deferred tax assets and liabilities as of March 31, 2008 follows:

Inventory reserves	$175,000
Allowance for doubtful accounts	41,000
Accrued vacation	94,000
Non-cash employee compensation	12,000
Accrued warranty and customer support	13,000
Other	(295,000)
General tax credit carry-forwards	2,366,000
Net operating loss carry-forwards	3,419,000
Depreciation	(33,000)
Intangible Assets	(1,328,000)

4,464,000
Valuation allowance	—

$4,464,000

        As of March 31, 2008, the Company had federal net operating loss carry-forwards of approximately $8.7 million, expiring at various dates through 2024.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," ("FASB 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption. As of March 31, 2008, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties. The Company's policy is to record interest and penalties as income tax expense. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

Plan Duration

        In 1995, the board of directors approved the creation of the 1995 Stock Option Plan. In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan") with 150,000 shares initially approved. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company. All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction

        Activity under the 2005 plan is as follows(1):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
2005 Equity Incentive Plan
Outstanding at March 31, 2007	2,232,750	$0.97	$341,982
Granted	1,997,355	1.27
Exercised	(165,500)	0.18
Canceled	(48,300)	3.21

Outstanding at March 31, 2008	4,016,305	$1.12	$925,036
Exercisable at March 31, 2008	1,638,332	$0.97

        The weighted average fair value for options granted during each year was $0.57 and $0.50 for fiscal 2008 and fiscal 2007, respectively.

        The number of common stock options available for grant as of each year was 662,145 for fiscal 2008 and 310,574 for fiscal 2007.

        Options outstanding at March 31, 2008 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 - $0.50	86,200	4.94	$0.16	86,200	$0.16
$0.51 - $1.00	1,605,250	5.45	$0.92	1,314,332	$0.91
$1.01 - $2.00	2,293,855	7.94	$1.27	206,800	$1.35
$2.01 - $5.00	31,000	1.95	$3.19	31,000	$3.19

$0.11 - $5.00	4,016,305	6.48	$1.12	1,638,332	$0.97

GRANTED

        Pursuant to the 2005 Plan, during the year ended March 31, 2008, the Company granted 1,997,355 stock options to the Company's employees and its two external directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

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

        On May 1, 2007, the Company granted 5,000 non qualified stock options to Mica-Tech's external director. All of the 5,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan. The options are vested at the rate of twenty-five (25) percent per year over a four year period. The option exercise price is $1.45, which is the fair market value of our common stock at the time these options were granted.

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

        On September 13, 2007, the Company granted a total of 95,000 stock options to three employees and two external directors as follows: 80,000 stock options to three AML's officers as employee compensations and 15,000 non qualified stock options to two external directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

sooner terminated in accordance with the 2005 Plan. The options are vested at the rate of twenty-five (25) percent per year over a four year period.

        The option exercise price is $1.02 for all of the 95,000 stock options granted on September 13, 2007, which is the fair market value of our common stock at the time these options were granted.

        On January 31, 2008, the Company granted 25,000 stock options to an employee as employee compensation. All of the 25,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan. The options are vested at the rate of twenty (20) percent per year over a five year period. The option exercise price is $0.89, which is the fair market value of our common stock at the time these options were granted.

        On February 19, 2008, in connection with Mica-Tech merger, the Company granted 1,309,355 stock options to two Mica-Tech shareholders and other employees of Mica-Tech. All these Options shall become exercisable in full, upon receipt of a first monthly payment by Mica-Tech of a minimum of $160,000 from a customer not later than October 1, 2008 for management of a minimum of 20 MW of power. The deadline for satisfying the conditions for option exerciseability may be extended for 60 days by mutual agreement of the Company and the Optionee. All of the 1,309,355 stock options have a term of five (5) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan. The option exercise price is $1.20, which is the fair market value of our common stock at the time these options were granted.

        On February 26, 2008, the Company granted 435,000 stock options to five employees.

        Of the first 400,000 stock options granted, 250,000 stock options have a term of five (5) years and 150,000 stock options have a term of ten (10) years, measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan. For all of the 400,000 stock options, 50% will vest upon receipt of a first monthly payment by Mica-Tech of a minimum of $160,000 from a Demand Response program not later than December 31, 2009 for management of a minimum of 20 MW of power and the remaining 50% will vest on reaching the second target as defined in the Mica-Tech documents no later than December 31, 2010.

        The remaining 35,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan. The options are vested at the rate of twenty-five (25) percent per year over a four year period.

        The option exercise price is $1.50 for all of the 435,000 stock options granted on February 26, 2008, which is the fair market value of our common stock at the time these options were granted.

        On March 5, 2008, the Company granted 60,000 non qualified stock options to two external directors. All of the 60,000 stock options have a term of ten (10) years, measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan. For all of the 60,000 stock options, 50% will vest upon receipt of a first monthly payment by Mica-Tech of a minimum of $160,000 from a Demand Response program not later than December 31, 2009 for management of a minimum of 20 MW of power and the remaining 50% will vest on reaching the second target as defined in the Mica-Tech documents no later than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

December 31, 2010. The option exercise price is $1.40, which is the fair market value of our common stock at the time these options were granted.

        The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

        Stock Options Granted on April 5, 2007:

Risk-free interest rate	4.68%
Expected life of the options	6.50 years
Expected volatility	38.52%
Expected dividend yield	0

        Stock Options Granted on May 1, 2007:

Risk-free interest rate	4.62%
Expected life of the options	6.25 years
Expected volatility	38.28%
Expected dividend yield	0

        Stock Options Granted on June 8, 2007:

Risk-free interest rate	4.95%
Expected life of the options	6.50 years
Expected volatility	39.08%
Expected dividend yield	0

        Stock Options Granted on June 27, 2007:

24,000 stock options with one year vesting periods:
Risk-free interest rate	5.07%
Expected life of the options	5.50 years
Expected volatility	39.13%
Expected dividend yield	0
4,000 stock options with five year vesting periods:
Risk-free interest rate	5.07%
Expected life of the options	6.50 years
Expected volatility	39.13%
Expected dividend yield	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

        Stock Options Granted on August 6, 2007:

Risk-free interest rate	4.79%
Expected life of the options	6.50 years
Expected volatility	33.29%
Expected dividend yield	0

        Stock Options Granted on September 13, 2007:

55,000 stock options with a term of 5 years and three year vesting periods:
Risk-free interest rate	4.47%
Expected life of the options	3.50 years
Expected volatility	42.58%
Expected dividend yield	0
25,000 stock options with a term of 10 years and three year vesting periods:
Risk-free interest rate	4.47%
Expected life of the options	6.00 years
Expected volatility	42.58%
Expected dividend yield	0
15,000 stock options with a term of 10 years and four year vesting periods:
Risk-free interest rate	4.47%
Expected life of the options	6.25 years
Expected volatility	42.58%
Expected dividend yield	0

        Stock Options Granted on January 31, 2008:

Risk-free interest rate	3.56%
Expected life of the options	6.50 years
Expected volatility	44.37%
Expected dividend yield	0

        Stock Options Granted on February 19, 2008:

Risk-free interest rate	3.74%
Expected life of the options	5.00 years
Expected volatility	42.18%
Expected dividend yield	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

        Stock Options Granted on February 26, 2008:

250,000 stock options with a term of 5 years and performance-based vesting schedule:
Risk-free interest rate	3.86%
Expected life of the options	5.00 years
Expected volatility	42.18%
Expected dividend yield	0
150,000 stock options with a term of 10 years and performance-based vesting schedule:
Risk-free interest rate	3.86%
Expected life of the options	10.00 years
Expected volatility	42.18%
Expected dividend yield	0
35,000 stock options with a term of 10 years and four year vesting periods:
Risk-free interest rate	3.86%
Expected life of the options	6.25 years
Expected volatility	42.18%
Expected dividend yield	0

        Stock Options Granted on March 5, 2008:

Risk-free interest rate	3.47%
Expected life of the options	10.00 years
Expected volatility	51.71%
Expected dividend yield	0

        Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested—March 31, 2007	582,700	$1.01
Granted	1,997,355	1.27		1,137,601
Forfeited	(6,500)	0.99
Vested	(190,582)	1.02

Exercised	(5,000)	0.99

Non-vested—March 31, 2008	2,377,973	1.22	1.44 Years

        The total compensation cost not yet recognized related to non-vested stock options is $260,000, which is expected to be recognized over a period of 2.03 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stockholders' Equity (Continued)

Warrants

        In connection with Mica-Tech merger, the Company granted 816 shares of warrant to a Mica-Tech's shareholder on February 19, 2008 and 25,000 shares of warrant to an outside consultant on February 26, 2008. All these Warrants shall become exercisable in full, upon receipt of a first monthly payment by Mica-Tech of a minimum of $160,000 from a customer not later than October 1, 2008 for management of a minimum of 20 MW of power. The deadline for satisfying the conditions for option exerciseability may be extended for 60 days by mutual agreement of the Company and the Optionee. All of the 25,816 warrants have a term of five (5) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the warrant agreement. The warrant exercise prices are $1.20 for the first 816 shares and $1.50 for the other 25,000 shares, which are the fair market value of our common stock at the time these warrants were granted.

        Following is a summary of the warrants activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2007	214,928	$0.49	$187,000
Granted	25,816	1.50
Forfeited	(27,429)	2.19
Exercised	—

Outstanding, March 31, 2008	213,315	0.39	$236,000

        Following is a summary of the status of warrants outstanding at March 31, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$0.24 - $1.00	187,499	0.29	$0.24	187,499	$0.24
$1.01 - $5.00	25,816	4.90	$0.04	—	—

$0.24 - $5.00	213,315	2.13	$0.39	187,499	$0.24

6. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee retirement plan (the "Plan"). Under the terms of this Safe Harbor Plan, (covering the period of 4/1/07 to 3/31/08) the Qualified Matching Contribution is defined as follows: The matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for the plan year, fiscal year ended March 31, 2008. The pay may be restricted to the annual pay limit announced by the IRS*. (* This limit will be adjusted to reflect any annual cost-of living increases announced by the IRS.) All eligible employees may participate in this plan. After meeting the three-month minimum of employment with the Company, employees become eligible and may choose to enroll at the next quarterly open enrollment. Contributions to the Plan for fiscal year 2008 and 2007 were $122,000 and $110,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company paid $0 and $0 income tax and $198,000 and $74,000 interest during the years ended March 31, 2008 and 2007, respectively.

        Non-Cash Investing and Financing Activities: During the year ended March 31, 2008 the Company acquired equipments through line of credit, amounting to $398,000, and purchased capital equipments on credit, amounting to $243,000.

9. Acquisition of Mica-Tech's Remaining Interest

        On April 11, 2007, the Company acquired a controlling position in Mica-Tech, in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech's outstanding common stock for an aggregate price of $800,000. The Company capitalized $70,000 in acquisition cost.

        On February 19, 2008, the Company entered into an agreement and plan of merger to acquire the remaining interest in Mica-Tech or 49% of the outstanding common stock of Mica-Tech. Under the terms of the agreement, a wholly-owned subsidiary of the Company would merge with Mica-Tech. Following the merger, Mica-Tech would become wholly-owned by the Company. Mica-Tech and its major shareholders provided customary representations and warranties regarding due authority, good standing, operations, and financial conditions.

        The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. In addition, the Company granted approximately 109,000 options to purchase Company common stock to Larry Janssen, and other current employees of Mica-Tech at the Company common stock trading price on February 19, 2008. The Company granted 1,200,000 options to purchase Company common stock to Steven Ow at the Company common stock trading price on February 19, 2008. Another shareholder, Jeff Romney was granted a warrant to purchase 816 shares of Company common stock. None of the options and warrant exercisable until certain revenue conditions of Mica-Tech are satisfied.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Acquisition of Mica-Tech's Remaining Interest (Continued)

        A summary of the assets acquired and liabilities assumed in the acquisition follows:

February 19, 2008
Cash	$40,000
Receivables, net	121,000
Inventory	286,000
Property and equipment, net	48,000
Prepaid assets	23,000
Intangible assets	3,158,000

Total assets acquired	$3,676,000
Current liabilities	(1,089,000)
Notes payable	(583,000)

Net assets acquired	$2,004,000
Consideration paid in:
Cash	801,000
Capitalization of acquisition cost	70,000
Loss from operations from April 11, 2007—February 19, 2008	(484,000)

Negative Goodwill	(1,617,000)

        The acquisition of Mica Tech by the Company resulted in negative goodwill of $1,617,000, which was allocated against the intangible assets of the Company.

        Of the $1,540,000 in acquired intangible assets from the Mica-Tech acquisition, $84,000 was assigned to Customer Relationship (6-year useful life), $1,416,000 to Existing Technology (15-year useful life), and $40,000 to Trademarks and Brand Name (15-year useful life). All items stated are subject to amortization.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE
FOR THE TWELVE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

        The following un-audited pro forma consolidated financial information for the twelve month periods ended March 31, 2008 and 2007, as presented below, reflects the results of operations of the Company assuming the Mica-Tech acquisition occurred on April 1, 2007 and 2006 respectively. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on April 1, 2007 and 2006 respectively, and may not be indicative of future operating results.

	Twelve month periods ended March 31
	2008	2007
	(un-audited and in thousands of dollars)
Net Revenues	$12,711	$9,296

Operating loss	$(16)	$(1,676)

Net Income/(loss)	$1,551	$(73)

Earnings/(loss) per share—basic	$0.15	$(0.01)

Earnings/(loss) per share—diluted	$0.14	$(0.01)

10. Subsequent Events

        On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement will be paid by three equal payments of $40,000 and one last payment of $30,000. The first payment was made upon the execution of the agreement and the remaining three payments would be made over the next three month period.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Director of Finance, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report (March 31, 2008). Based on such evaluation, our Chief Executive Officer and Director of Finance have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting at March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2008, the Company's internal control over financial reporting was effective.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

        On April 5, 2007, we modified our line of credit agreement with Bridge Bank to add a new $600,000 equipment term loan to our existing line of credit and increase the term loan by an additional $300,000.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on September 11, 2008.

ITEM 10.    EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to the information under the captions "Executive Compensation" and "Election of Directors" in the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on September 11, 2008.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the information under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2008 Annual Meeting of the Stockholders to be held on September 11, 2008.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on September 11, 2008.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following are attached as Exhibits to this Form 10-KSB:

Exhibit Number	Description
2.1	Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(5)

10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(7)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(7)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(7)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(7)
10.16	Interim Lease and Proposed Lease Terms(8)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(9)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(10)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(11)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(11)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(12)
10.22	Loan Agreement with Bank of America for purchase of MPI building(11)
10.23	2005 Equity Incentive Plan(13)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(14)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(15)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(15)
10.27	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(16)
10.28	Option Agreement—Steven Ow, dated February 19, 2008(16)

10.29	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(17).
10.30	Business Financing Modification with Bridge Bank, dated April 5, 2007(17)
31.1	Certification by the Chief Executive Officer(17)
31.2	Certification by the Director of Finance(17)
32.0	Certification pursuant to Section 906 of the Sarbanes Oxley Act(17)

    (1)
    Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company's Form 10-KSB for the fiscal year ended March 31, 2004.

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

    (6)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference.

    (7)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 2004 and incorporated herein by reference.

    (8)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated July 6, 2004 and incorporated herein by reference.

    (9)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

    (10)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K/A dated May 4, 2007 (unredacted version) and incorporated herein by reference.

    (11)
    Previously filed with Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

    (12)
    Previously filed with the Securities and Exchange Commission as an attachment to the Company's Proxy Statement dated July 29, 2005.

    (13)
    Previously filed with Securities and Exchange Commission as an exhibit to the Company's Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

    (14)
    Previously filed with Securities and Exchange Commission as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

    (15)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated April 20, 2007 and incorporated herein by reference.

    (16)
    Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated March 3, 2008 and incorporated herein by reference.

    (17)
    Filed herewith.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2008 and March 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "All other fees" include fees related to (or paid for) in the fiscal year ended March 31, 2008 and fees related to fiscal year ended March 31, 2007.

		For the period ending
		March 31, 2008	March 31, 2007
(i)	Audit fees	$71,000	$59,000
(ii)	Audit related fees	—	—
(iii)	Tax fees	—	—
(iv)	All other fees	—	—

		$71,000	$59,000

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.
By:	/s/ JACOB INBAR Jacob Inbar, President and Chief Executive Officer Dated: June 30, 2008

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

Signature	Title	Date

/s/ JACOB INBAR Jacob Inbar	President, Chief Executive Officer and Chairman of the Board	June 30, 2008
/s/ TIBERIU MAZILU Tiberiu Mazilu	Vice President-Engineering and Director	June 30, 2008
/s/ EDWIN J. MCAVOY Edwin J. McAvoy	Secretary, Vice President-Sales, and Director	June 30, 2008
/s/ HEERA LEE Heera Lee	Director of Finance and Principal Accounting Officer	June 30, 2008
/s/ RICHARD W. FLATOW Richard W. Flatow	Director	June 30, 2008
/s/ GERALD M. STAREK Gerald M. Starek	Director	June 30, 2008

QuickLinks

AML Communications, Inc. Index to Form 10KSB
INTRODUCTORY NOTES—FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
RISK FACTORS
  ITEM 7. FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AML COMMUNICATIONS, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008
AML COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF INCOME
AML COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
AML COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE FOR THE TWELVE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
  ITEM 8B. OTHER INFORMATION
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES