Form 10-Q
period 2008-06-30
AML COMMUNICATIONS INC
filed 2008-08-13
CIK 1003640

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:       0-27250

AML COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1000 Avenida Acaso
Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(805) 388-1345
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 4: 10,609,665 shares

AML Communications, Inc.
Index to Form 10-Q
Item 1.	Financial Statements (Unaudited)
Unaudited Consolidated Balance Sheet as of June 30, 2008
Unaudited Consolidated Statements of Operations for the three month periods ended June 30, 2008 and June 30, 2007
Unaudited Consolidated Statements of Cash flows for the three month periods ended June 30, 2008 and June 30, 2007
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II	Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AML COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
June 30, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$977,000
Accounts receivable, net	2,114,000
Inventories, net	3,104,000
Note receivable	5,000
Prepaid expenses	155,000
Deferred tax asset – current	531,000
Total current assets	6,886,000

Property and equipment, at cost	7,243,000
Less: Accumulated depreciation	(4,702,000)
Property and equipment, net	2,541,000

Deferred tax asset	3,633,000
Intangible Assets:
Technologies, net	2,637,000
Patents, net	92,000
Customer relationship, net	79,000
Trademarks and brand names	220,000
3,028,000
Deposits	34,000
$16,122,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$778,000
Accounts payable	1,263,000
Current portion of long term debt	12,000
Short term note payable	43,000
Accrued expenses:
Accrued payroll and payroll related expenses	285,000
Other accrued liabilities	213,000
Total current liabilities	2,594,000

Long term notes payable	603,000
Due to related party	7,000
Other liability	67,000

Commitments	-

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,422,166 shares issued and outstanding at June 30, 2008.	104,000
Capital in excess of par value	13,867,000
Accumulated deficit	(1,120,000)
Total stockholders’ equity	12,851,000
$16,122,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended
	June 30,	June 30,
	2008	2007

Net sales	$3,260,000	$2,704,000
Cost of goods sold	1,782,000	1,546,000
Gross profit	1,478,000	1,158,000

Operating expenses:
Selling, general & administrative	734,000	784,000
Research and development	481,000	575,000
Total operating expenses	1,215,000	1,359,000

Income/(loss) from operations	263,000	(201,000)

Gain on settlement of debt	521,000	—
Other income/(Interest & other expense), net	(33,000)	(36,000)
Total other income (expense)	488,000	(36,000)
Income/(loss) before provision for income taxes and minority interest	751,000	(237,000)
Provision for income taxes	300,000	7,000
Minority interest	—	198,000
Net income/(loss)	$451,000	$(46,000)

Basic earnings (loss) per common share	$0.04	$(0.00)

Basic weighted average number of shares of common stock outstanding	10,422,000	10,257,000

Diluted earnings (loss) per common share	$0.04	$(0.00)

Diluted weighted average number of shares of common stock outstanding	11,130,000	10,257,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$451,000	$(46,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	171,000	154,000
Bad debt expense	3,000	(6,000)
Inventory reserves	9,000	(2,000)
Stock options granted for compensation	36,000	36,000
Amortization	68,000	130,000
Gain on settlement of debt	(521,000)	—
Minority interest	—	(198,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	187,000	(634,000)
Inventories	(239,000)	(492,000)
Other current assets	17,000	(50,000)
Deferred Tax Assets	300,000	—
Increase (decrease) in:
Accounts payable	(50,000)	(218,000)
Accrued income taxes	(27,000)	8,000
Accrued expenses	(493,000)	(117,000)
Net cash provided by (used in) operating activities	(88,000)	(1,435,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(35,000)	(68,000)
Cash used in Mica-Tech acquisition	—	(13,000)
Net cash used in investing activities	(35,000)	(81,000)

Cash Flows from Financing Activities:
Proceeds from (payments on) line of credit	(96,000)	103,000
Proceeds from exercise of stock options	—	—
Payments on notes payable	(9,000)	(78,000)
Principle payments capital lease obligations	—	(4,000)
Net cash provided by (used in) financing activities	(105,000)	21,000

Net decrease in Cash and Cash Equivalents	(228,000)	(1,495,000)
Cash and Cash Equivalents, beginning of period	1,205,000	2,078,000
Cash and Cash Equivalents, end of period	$977,000	$583,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35,000	$43,000
Income Taxes	$45,000	$—
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to purchase property and equipment	$—	$398,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2008

1.	Basis of Presentation

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had three reportable segments (AML), (MPI), and (Mica-Tech) for the three month period ended June 30, 2008 and June 30, 2007.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML, its wholly owned division, MPI, and its wholly owned subsidiary, Mica-Tech.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The three month period ended June 30, 2007 includes 81days of Mica-Tech’s results of operations prospectively from the date of the acquisition, or April 11, 2007 through June 30, 2007.

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

The Company had approximately 1,902,000 of granted stock options and warrants that were exercisable as of June 30, 2008 and approximately 1,922,000 of granted stock options and warrants exercisable at June 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2008	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$451,000	10,422,000	$0.04
Effect of dilutive securities:
Stock options & warrants		708,000
Diluted earnings per share:	$451,000	11,130,000	$0.04

Three months ended June 30, 2007	Net Loss	Shares	Per Share
Basic and Diluted loss per shares:
Net loss available to common stockholders	$(46,000)	10,257,000	$(0.00)

3.	Accounts Receivable

Accounts receivable as of June 30, 2008 are as follows:

Accounts receivable	$2,213,000
Allowance for bad debts	99,000
$2,114,000

4.	Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

June 30, 2008

Raw material, net of reserve	$2,254,000
Work-in-process	703,000
Finished goods	147,000
$3,104,000

5.	Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense was $171,000 and $154,000 for the three months ended June 30, 2008 and June 30, 2007 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

June 30, 2008
Building	$800,000
Machinery and equipment	5,575,000
Furniture and fixtures	178,000
Leasehold improvements	690,000
Accumulated depreciation	(4,702,000)
$2,541,000

6.	Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the three months ended June 30, 2008, the Company recognized no impairment.

At June 30, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(372,000)	$92,000
Existing Technology	3,166,000	(529,000)	2,637,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	131,000	(52,000)	79,000
Trademarks and Brand Names	43,000	(4,000)	39,000
Backlog	18,000	(18,000)	—

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,342,000	$(1,314,000)	$3,028,000

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

Upon the acquisition of Mica-Tech’s remaining interest on February 19, 2008, Mica-Tech’s intangible assets were revalued by an appraiser. The new fair market values of Mica-Tech’s intangible assets, after any associated tax adjustments, are reflected on the financial statement.

 Amortization expense from continuing operation for the three months ended June 30, 2008 was $68,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2009	$273,000
2010	$273,000
2011	$273,000
2012	$273,000
2013	$253,000

7.	Debt and lease commitments

Line of credit

At June 30, 2008, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50% plus 0.25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans. We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year. We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00 beginning with the month ending October 31, 2007 and monthly thereafter. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at June 30, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement was terminated within the first 12 months following its execution on July 17, 2006, we would have been required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $719,000 under the equipment financing agreement. The three equipment term loans mature on November 30, 2008, July 31, 2009, and March 31, 2010. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loans has expired as of October 7, 2007.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of June 30, 2008, the outstanding note amounted to $615,000 with $12,000 in current portion.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech makes equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its April, May, and June payment due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at June 30, 2008 was $43,000.  Mica-Tech defaulted on the July payment as well and the note is currently due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection to the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement will be paid by three equal payments of $40,000 and one last payment of $30,000. As of June 30, 2008, first two payments of $40,000 were made to Steven Ow and the remaining balance due was $70,000 included in accounts payable. Mica-Tech paid an additional $40,000 to Steven Ow on July 15, 2008. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008.

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expiring October 2008. Total rent expense under these operating leases was approximately $56,000 and $62,000 during the three months ended June 30, 2008 and 2007, respectively.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $36,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2008 and $36,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2007. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan").  The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,077,000 shares as of June 30, 2008. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction

During the three months ended June 30, 2008, the Company granted no stock options.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2008	4,016,305	$1.12	$925,036
Granted	-	-
Forfeited	81,605	$1.20
Exercised	-
Outstanding, June 30, 2008	3,934,700	$1.12	$17,400

Following is a summary of the status of options outstanding at June 30, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	86,200	4.69	$0.16	86,200	$0.16
$0.51 - $1.00	1,605,250	5.20	$0.92	1,314,332	$0.91
$1.01 - $2.00	2,212,250	7.69	$1.27	282,650	$1.33
$2.01 - $5.00	31,000	1.70	$3.19	31,000	$3.19
$0.11 - $15.75	3,934,700	6.23	$1.12	1,714,182	$0.99

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value

Non-vested - March 31, 2008	2,377,973	$1.22	1.44 Years
Granted	—	—		—
Forfeited	(81,605)	1.20
Vested	(75,850)	1.28
Exercised	—	—
Non-vested – June 30, 2008	2,220,518	1.22	1.62 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $224,000, which is expected to be recognized over a period of 2.42 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, March 31, 2008	213,315	$0.39	$236,000
Granted	—
Forfeited	—
Exercised	—
Outstanding, June 30, 2008	213,315	0.39	$168,000

Following is a summary of the status of warrants outstanding at June 30, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$0.24 - $1.00	187,499	0.04	$0.24	187,499	$0.24
$1.01 - $5.00	25,816	4.65	$0.04	—	—
$0.24 - $5.00	213,315	1.88	$0.39	187,499	$0.24

9.	Segments

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

The following is information for the Company’s three reportable segments for the three month period ended June 30, 2008 and the three month period ended June 30, 2007.

For the three months ended June 30, 2008

(In thousands)	AML	MPI	Mica-Tech	Unallocated	Total

Revenue	$2,702	$488	$70	—	$3,260

Gross Profit	1,185	272	21	—	$1,478
Depreciation & amortization (includes intangibles)	148	56	35	—	$239

Interest expense	27	—	8	—	$35

Income/(Loss) from continuing Operations before tax and minority interest	$296	$76	$379	—	$751

Net Income	$296	$76	$379	$(300)	$451

Identifiable assets	$9,086	$5,053	$1,983	—	$16,122

Capital Expenditures	$30	$5	$0	—	$35

For the three months ended June 30, 2007

(In thousands)	AML	MPI	Mica-Tech	Unallocated	Total

Revenue	$2,241	$419	$44	—	$2,704

Gross Profit	912	239	7	—	$1,158
Depreciation & amortization (includes intangibles)	127	63	94	---	$284

Interest expense	27	—	16	---	$43

Income/(Loss) from continuing Operations before tax and minority interest	$126	$41	$(404)	---	$(237)

Net Income	$119	$41	$(206)	---	$(46)

Identifiable assets	$7,138	$4,743	$2,596	---	$14,477

Capital Expenditures	$459	5	2	---	$466

10.	Related Party Transaction

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection to the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement will be paid by three equal payments of $40,000 and one last payment of $30,000. As of June 30, 2008, first two payments of $40,000 were made to Steven Ow and the remaining balance due was $70,000 included in accounts payable. Mica-Tech paid an additional $40,000 to Steven Ow on July 15, 2008. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008.

11.	Acquisition of Mica-Tech, Inc.

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

The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. In addition, the Company granted approximately 109,000 options to purchase Company common stock to Larry Janssen, and other current employees of Mica-Tech at the Company common stock trading price on February 19, 2008. The Company granted 1,200,000 options to purchase Company common stock to Steven Ow at the Company common stock trading price on February 19, 2008. Another shareholder, Jeff Romney was granted a warrant to purchase 816 shares of Company common stock. None of the options and warrants is exercisable until certain revenue conditions of Mica-Tech are satisfied.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

February 19, 2008
Cash	$40,000
Receivables, net	121,000
Inventory	286,000
Property and equipment, net	48,000
Prepaid assets	23,000
Intangible assets	3,158,000
Total assets acquired	$3,676,000
Current liabilities	(1,089,000)
Notes payable	(583,000)
Net assets acquired	$2,004,000
Consideration paid in:
Cash	801,000
Capitalization of acquisition cost	70,000
Loss from operations from April 11, 2007—February 19, 2008	(484,000)
Negative Goodwill	$(1,617,000)

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

12.	Major customers and vendors

Three customers provided 44.9% and 25.8% of net revenue for the three months ended June 30, 2008 and 2007, respectively.  Total accounts receivable due from these customers was approximately $376,000 as of June 30, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for 40.9% and 34.1% of the Company’s net purchases for the three months ended June 30, 2008 and 2007, respectively.  Total accounts payable due to these vendors was $91,000 as of June 30, 2008.

13.	Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts.  Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and particularly in the section titled “Additional Factors That May Affect Future Results” which is included in the section titled “Management’s Discussion and Analysis or Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

In this document, the words "we," "our," "ours," and "us" refer to AML Communications, Inc. and our sub division, Microwave Power, Inc. and our wholly owned subsidiary, Mica-Tech, Inc.

Overview

Our business is comprised of three reportable segments, AML Communications, Inc. (“AML”), Microwave Power, Inc. (“MPI”), and Mica-Tech, Inc (“Mica-Tech”).  AML and MPI design, manufacture, and market RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market.  AML and MPI represented 77.7% and 14.5% of our 2008 net revenue, respectively. Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 7.8% of our 2008 net revenue.

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

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution.  Following the acquisition in February 2008, the company has focused on the Demand Response market. Mica-Tech’s Demand Response Program is an intelligent energy management program that allows businesses to lower their energy costs and earn cash incentives. Mica-Tech’s customers realize savings on their energy costs and additionally earn cash by simply agreeing to reduce peak period electricity consumption a few times during the year to help stabilize the electric grid. Our customers are paid regardless of whether the reduction in peak electricity consumption is called for. To facilitate close contact with developments and to reduce operating costs, we have relocated the Mica-Tech operation to the AML Camarillo headquarters in May 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net sales.  Net sales for the three months ended June 30, 2008 were approximately $3.3 million, as compared to net sales of approximately $2.7 million for the three months ended June 30, 2007, an increase of approximately $557,000 or 20.6%. AML’s revenues increased by $463,000 or 20.6% due to commencement of production for the large program orders received during fiscal year 2008. Our participation in new programs and the addition of new customers increased during the quarter.  MPI and Mica-Tech contributed $488,000 and $70,000, respectively, to our total sales during this quarter.

Gross profit.  Gross profit for the three months ended June 30, 2008 was approximately $1.5 million, or 45.3% of net sales, compared to a gross profit of $1.2 million, or 42.8% of net sales for the three months ended June 30, 2007.  Recent acquisition of automated equipment, coupled with the reduction in manual operations, has enhanced our ability to increase shipments with reduced costs and improved manufacturing efficiencies.

Selling, general and administrative costs.  Selling, general, and administrative costs were $734,000, or 22.5% of net sales, for the three months ended June 30, 2008, as compared to $784,000, or 29.0% of net sales, for the three months ended June 30, 2007.  Mica-Tech’s administrative cost has been reduced by $104,000, as compared to the same period of the last year, mainly due to decrease in payroll related expenses and amortization expense on its intangible assets. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs were $481,000, or 14.8% of net sales, for the three months ended June 30, 2008, as compared to $575,000, or 21.3% of net sales, for the three months ended June 30, 2007.  Change in R&D costs for both AML and MPI is insignificant compared to the same period of the last year. Mica-Tech’s R&D expenses are reduced by $93,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other Income  net.  Other income was $488,000 for the three months ended June 30, 2008, compared to other expense of $5,000 for the three months ended June 30, 2007. During the quarter, Mica-Tech realized a special gain of $521,000 from the settlement of a promissory note. This is considered a one-time event.

Provision for income taxes. During the quarter, the company utilized its deferred tax assets reserve to record income tax expenses of $300,000. The company has no tax liability at the end of the quarter due to the deferred tax benefits accounted for in the prior years. We recorded a provision of $7,000 for federal and state AMT taxes for the three months ended June 30, 2007.

Net income(loss).  Net income was $451,000, or $0.04 per share, for the three months ended June 30, 2008, compared to a net loss of $46,000, or $0.00 per share, for the three months ended June 30, 2007.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At June 30, 2008, AML had a line of credit agreement with Bridge Bank. On August 15, 2006, we signed a Business Financing Modification Agreement with Bridge Bank to renew our line of credit, with a credit facility of $2.0 million. Of this $2.0 million, $1.0 million may be used for cash advances against accounts receivables and $1.0 million may be used for equipment advances. On April 5, 2007, we modified this agreement to add a new $600,000 equipment term loan to our existing line of credit and then increased this term loan by an additional $300,000 for a total of $900,000 on June 22, 2007. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.50% plus 0.25% with respect to cash advances and a rate of such prime rate plus 3.0% with respect to equipment advances and the additional equipment term loans. We are obligated to pay a facility fee of $5,000 (0.50% of the facility amount) for the first year of the agreement and $2,500 the second year. We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00 beginning with the month ending October 31, 2007 and monthly thereafter. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2008 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. If the agreement was terminated within the first 12 months following its execution on July 17, 2006, we would have been required to pay an early termination fee of 1.0% of the credit facility amount under the terms of the agreement. At June 30, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $719,000 under the equipment financing agreement. The three equipment term loans mature on November 30, 2008, July 31, 2009, and March 31, 2010. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loans has expired as of October 7, 2007.

At June 30, 2008, we had $977,000 in cash and cash equivalents.  For the three months ended June 30, 2008, our operating activities used cash of approximately $88,000, as compared to $1.4 million in cash used in our operating activities for the three months ended June 30, 2007.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $35,000 for the three months ended June 30, 2008 and $81,000 for the three months ended June 30, 2007.  Net cash used in financing activities was $105,000 for the three months ended June 30, 2008, as compared to $21,000 in cash provided by our financing activities for the three months ended June 30, 2007.

We anticipate capital expenditures of approximately $900,000 in fiscal year 2009.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At June 30, 2008, our remaining borrowing capacity under this agreement was $1,000,000.

In addition to the funds we raised in July 2003, we may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2008 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Director of Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2008). Based on such evaluation, our Chief Executive Officer and Director of Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: August 13, 2008

/s/: Heera Lee
By: Heera Lee, Director of Finance (Principal Financial Officer)	Dated: August 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1
Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(5)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(7)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(7)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(7)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(7)
10.16	Interim Lease and Proposed Lease Terms(8)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(9)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(10)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(11)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(11)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(12)
10.22	Loan Agreement with Bank of America for purchase of MPI building(11)
10.23	2005 Equity Incentive Plan(13)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(14)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(15)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(15)
10.27	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(16)
10.28	Option Agreement—Steven Ow, dated February 19, 2008(16)
10.29	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(17).
10.30	Business Financing Modification with Bridge Bank, dated April 5, 2007(17)
31.1	Certification by the Chief Executive Officer(18)
31.2	Certification by the Director of Finance(18)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(18)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(18)

_______________

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 2003 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K/A dated May 4, 2007 (unredacted version) and incorporated herein by reference.

(11)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005.

(13)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

(14)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 20, 2007 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 3, 2008 and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2008 and incorporated herein by reference.

(18)	Filed herewith.