Form 10-Q
period 2008-09-30
AML COMMUNICATIONS INC
filed 2008-11-12
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

or

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

Common Stock Outstanding as of November 5: 10,609,665 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AML COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,037,000	$1,205,000
Accounts receivable, net	2,238,000	2,303,000
Inventories, net	3,349,000	2,873,000
Note receivable	5,000	5,000
Prepaid expenses	190,000	164,000
Deferred tax asset - current	415,000	831,000
Total current assets	7,234,000	7,381,000

Property and equipment, at cost	7,273,000	7,244,000
Less: Accumulated depreciation	(4,878,000)	(4,566,000)
Property and equipment, net	2,395,000	2,678,000

Deferred tax asset	3,633,000	3,633,000
Intangible Assets:
Technologies, net	2,579,000	2,695,000
Patents, net	87,000	99,000
Customer relationship, net	75,000	82,000
Trademarks and brand names	219,000	220,000
	2,960,000	3,096,000
Deposits	36,000	43,000
	$16,258,000	$16,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$676,000	$874,000
Accounts payable	1,083,000	1,312,000
Current portion of long term debt	12,000	57,000
Short term note payable	41,000	-
Accrued expenses:
Accrued payroll and payroll related expenses	509,000	737,000
Accrued income taxes	-	27,000
Other accrued liabilities	232,000	322,000
Total current liabilities	2,553,000	3,329,000

Long term notes payable	600,000	606,000
Due to related party	7,000	532,000

Commitments	-	-

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,609,665 and 10,422,166 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	106,000	104,000
Capital in excess of par value	13,939,000	13,831,000
Accumulated deficit	(947,000)	(1,571,000)
Total stockholders’ equity	13,098,000	12,364,000
	$16,258,000	$16,831,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
 CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net sales	$3,437,000	$3,204,000	$6,697,000	$5,908,000
Cost of goods sold	1,936,000	1,823,000	3,718,000	3,368,000
Gross profit	1,501,000	1,381,000	2,979,000	2,540,000

Operating expenses:
Selling, general & administrative	730,000	736,000	1,465,000	1,521,000
Research and development	500,000	572,000	981,000	1,147,000
Total operating expenses	1,230,000	1,308,000	2,446,000	2,668,000

Income/(loss) from operations	271,000	73,000	533,000	(128,000)

Gain on settlement of debt	45,000	-	567,000	--
Interest & other expense	(26,000)	(51,000)	(60,000)	(87,000)
Total other income (expense)	19,000	(51,000)	507,000	(87,000)
Income/(loss) before provision for income taxes and minority interest	290,000	22,000	1,040,000	(215,000)
Provision for income taxes	117,000	8,000	416,000	15,000
Minority Interest	-	90,000	-	288,000
Net income	$173,000	$104,000	$624,000	$58,000

Basic earnings per common share	$0.02	$0.01	$0.06	$0.01

Basic weighted average number of shares of common stock outstanding	10,583,000	10,257,000	10,503,000	10,257,000

Diluted earnings per common share	$0.02	$0.01	$0.06	$0.01

Diluted weighted average number of shares of common stock outstanding	10,770,000	10,853,000	10,902,000	10,979,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Periods Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net income	$624,000	$58,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	347,000	318,000
Bad debt expense	4,000	(4,000)
Inventory reserves	(67,000)	16,000
Stock options granted for compensation	65,000	78,000
Amortization	136,000	169,000
Gain on settlement of debt	(567,000)	-
Minority interest	-	(288,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	60,000	(868,000)
Inventories	(409,000)	(949,000)
Other current assets	(18,000)	(43,000)
Deferred Tax Assets	416,000	--
Increase (decrease) in:
Accounts payable	(185,000)	200,000
Accrued income taxes	(27,000)	15,000
Accrued expenses	(317,000)	(26,000)
Net cash provided by (used in) operating activities	62,000	(1,324,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(64,000)	(133,000)
Cash used in Mica-Tech acquisition	-	(13,000)
Net cash used in investing activities	(64,000)	(146,000)

Cash Flows from Financing Activities:
Proceeds from (payments on) line of credit	(197,000)	128,000
Payments on notes payable	(14,000)	(99,000)
Proceeds from exercise of stock options	45,000	-
Principle payments capital lease obligations	-	(11,000)
Net cash provided by (used in) financing activities	(166,000)	18,000

Net decrease in Cash and Cash Equivalents	(168,000)	(1,452,000)
Cash and Cash Equivalents, beginning of period	1,205,000	2,078,000
Cash and Cash Equivalents, end of period	$1,037,000	$626,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$62,000	$97,000
Income Taxes	$25,000	$-
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to purchase property and equipment	$-	$398,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1.    Basis of Presentation

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had three reportable segments (AML), (MPI), and (Mica-Tech) for the six month periods ended September 30, 2008 and September 30, 2007.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML, its wholly owned division, MPI, and its wholly owned subsidiary, Mica-Tech.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The six month period ended September 30, 2007 includes 173 days of Mica-Tech’s results of operations prospectively from the date of the acquisition, or April 11, 2007 through September 30, 2007.

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

The Company had approximately 1,809,000 of granted stock options and warrants that were exercisable as of September 30, 2008 and approximately 1,989,000 of granted stock options and warrants exercisable at September 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Six months ended September 30, 2008	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$624,000	10,503,000	$0.06
Effect of dilutive securities:
Stock options & warrants		399,000
Diluted earnings per share:	$624,000	10,902,000	$0.06

Six months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$58,000	10,257,000	$0.01
Effect of dilutive securities:
Stock options & warrants		722,000
Diluted earnings per share:	$58,000	10,979,000	$0.01

3.    Accounts Receivable

Accounts receivable as of September 30, 2008 and March 31, 2008 are as follows:

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

Accounts receivable	$2,339,000	$2,399,000
Allowance for bad debts	(101,000)	(96,000)
	$2,238,000	$2,303,000

4.    Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Raw material, net of reserve	$2,346,000	$2,147,000
Work-in-process	886,000	591,000
Finished goods	117,000	135,000
	$3,349,000	$2,873,000

5.    Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease
Building	30 years

Depreciation expense was $347,000 and $318,000 for the six months ended September 30, 2008 and September 30, 2007, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment as of September 30, 2008 and March 31, 2008 consist of the following:

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
Building	$800,000	$800,000
Machinery and equipment	5,591,000	5,578,000
Furniture and fixtures	192,000	176,000
Leasehold improvements	690,000	690,000
Accumulated depreciation	(4,878,000)	(4,566,000)
	$2,395,000	$2,678,000

6.    Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the six months ended September 30, 2008, the Company recognized no impairment.

At September 30, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(377,000)	$87,000
Existing Technology	3,166,000	(587,000)	2,579,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	131,000	(56,000)	75,000
Trademarks and Brand Names	43,000	(5,000)	38,000
Backlog	18,000	(18,000)	—
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,342,000	$(1,382,000)	$2,960,000

At March 31, 2008, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(365,000)	$99,000
Existing Technology	3,166,000	(471,000)	2,695,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	131,000	(49,000)	82,000
Trademarks and Brand Names	43,000	(4,000)	39,000
Backlog	18,000	(18,000)	—
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,342,000	$(1,248,000)	$3,096,000

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

Amortization expense from continuing operation for the six months ended September 30, 2008 was $136,000.  We expect amortization expense for the next five years to be as follows:

Year Ending March 31:
2009	$273,000
2010	$273,000
2011	$273,000
2012	$273,000
2013	$253,000

7.    Debt and lease commitments

Line of credit

At September 30, 2008, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at September 30, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At September 30, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $619,000 under the equipment financing agreement. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $300,000 under the equipment financing agreement.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of September 30, 2008 and March 31, 2008, the outstanding note amounted to $612,000 with $12,000 in current portion and $618,000 with $12,000 in current portion, respectively.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech is required to make equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its payments for the last six months ended September 30, 2008 due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at September 30, 2008 was $41,000.  Mica-Tech defaulted on the October payment as well and the note is currently due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection to the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of September 30, 2008, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment.

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $131,000 and $128,000 during the six months ended September 30, 2008 and 2007, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Year ending March 31,
2009	$207,000
2010	207,000
2011	207,000
2012	207,000
2013	207,000
Thereafter	432,000
$1,496,000

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $65,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2008 and $78,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2007. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan").  The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,077,000 shares as of September 30, 2008. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Pursuant to the 2005 Plan, during the six months ended September 30, 2008, the Company granted 217,500 stock options to the Company’s employees and two external directors of AML, as follows:

On July 25, 2008, the Company granted 10,000 stock options to its employee as employee compensation. All of the 10,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period.  The option exercise price is $1.08, which is the fair market value of our common stock at the time these options were granted.

On September 11, 2008, the Company granted a total of 207,500 stock options to fifteen employees and two external directors as follows: 85,000 stock options to three AML’s officers as employee compensation, 92,500 stock options to twelve employees as employee compensation and 30,000 non qualified stock options to two external directors.

Of the first 85,000 stock options granted, 60,000 stock options have a term of five (5) years and 25,000 stock options have a term of ten (10) years, measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  All of the 85,000 stock options are vested at the rate of thirty three (33) percent per year over a three year period.

The second 92,500 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period.

The last 30,000 non qualified stock options granted have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty-five (25) percent per year over a four year period.

The option exercise price is $1.01 for all of the 207,500 stock options granted on September 11, 2008, which is the fair market value of our common stock at the time these options were granted.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2008	4,016,305	$1.12	$925,036
Granted	217,500	1.01
Forfeited	84,855	1.20
Exercised	-
Outstanding, September 30, 2008	4,148,950	$1.11	$-

Following is a summary of the status of options outstanding at September 30, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	86,200	4.44	$0.16	86,200	$0.16
$0.51 - $1.00	1,605,250	4.94	$0.92	1,374,415	$0.91
$1.01 - $2.00	2,426,500	7.93	$1.25	317,816	$1.29
$2.01 - $5.00	31,000	1.45	$3.19	31,000	$3.19
$0.11 - $15.75	4,148,950	6.39	$1.11	1,809,431	$0.98

For options granted during the six months ended September 30, 2008, the weighted-average fair value of such options was $0.51.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on July 25, 2008:

10,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	4.10%
Expected life of the options	6.50 years
Expected volatility	58.56%
Expected dividend yield	0

Stock Options Granted on September 11, 2008:

60,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	2.86%
Expected life of the options	3.50 years
Expected volatility	51.38%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.00 years
Expected volatility	51.38%
Expected dividend yield	0

92,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.50 years
Expected volatility	51.38%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.25 years
Expected volatility	51.38%
Expected dividend yield	0

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2008	2,377,973	$1.01	1.44 Years
Granted	217,500	1.01		$110,825
Forfeited	(84,855)	1.20
Vested	(171,099)	1.09
Exercised	-	-
Non-vested – September 30, 2008	2,339,519	1.21	1.49 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $306,000, which is expected to be recognized over a period of 2.55 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2008	213,315	$0.39	$236,000
Granted	-
Forfeited	-
Exercised	(187,499)
Outstanding, September 30, 2008	25,816	1.49	$-

Following is a summary of the status of warrants outstanding at September 30, 2008:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.01 - $5.00	25,816	4.40	$1.49	---	---

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

The following is information for the Company’s three reportable segments for the six month periods ended September 30, 2008 and September 30, 2007.

	Six Month Periods Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Revenue from unrelated entities
AML	$5,405	$4,562
MPI	970	857
Mica-tech	322	489
	$6,697	$5,908

Income (loss) from operations
AML	$511	$268
MPI	113	103
Mica-tech	416	(586)
	$1,040	$(215)

Income tax benefit (expense)
AML	$(205)	$(14)
MPI	(45)	-
Mica-tech	(166)	(1)
	$(416)	$(15)

Net income (loss)
AML	$306	$254
MPI	68	103
Mica-tech	250	(299)
	$624	$58

Provision for depreciation and amortization
AML	$301	$263
MPI	113	106
Mica-tech	69	118
	$483	$487

Capital expenditures
AML	$34	$122
MPI	30	9
Mica-tech	-	2
	$64	$133

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
Total Assets
AML	$9,140	$9,694
MPI	5,123	5,008
Mica-tech	1,995	2,129
	$16,258	$16,831

10.   Related Party Transaction

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection to the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of September 30, 2008, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment.

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

12.   Major customers and vendors

Three customers provided 41.6% and 35.7% of net revenue for the six months ended September 30, 2008 and 2007, respectively.  Total accounts receivable due from these customers was approximately $1,242,000 as of September 30, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for 35.6% and 41.3% of the Company’s net purchases for the six months ended September 30, 2008 and 2007, respectively.  Total accounts payable due to these vendors was $158,000 as of September 30, 2008.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net sales.  Net sales for the three months ended September 30, 2008 were $3.4 million, as compared to net sales of $3.2 million for the three months ended September 30, 2007, an increase of $233,000 or 7.3%. Sales for the AML segment for the three months ended September 30, 2008 were higher than sales during the same period of the prior year by $380,000 or 16.4% primarily due to orders received from new and existing programs during fiscal year 2008 and the addition of new customers during this period. We commenced production on these orders and continued to deliver the bulk of the finished products to our customers this quarter. Sales for the MPI segment increased by $45,000 or 10.2%, as compared to sales during the same period of the prior year. Sales for the Mica-Tech segment decreased by $192,000 or 43.2%, as compared to sales during the same period of the prior year due to reduced sales of the UltraSatNet, the company’s satellite based control and communication system.

Gross profit.  Gross profit for the three months ended September 30, 2008 was $1.5 million, or 43.7% of net sales, compared to a gross profit of $1.4 million, or 43.1% of net sales for the three months ended September 30, 2007.  Change in gross profit, as a percentage of net sales, is insignificant.

Selling, general and administrative costs.  Selling, general, and administrative costs were $730,000, or 21.2% of net sales, for the three months ended September 30, 2008, as compared to $736,000, or 22.9% of net sales, for the three months ended September 30, 2007.  Selling, general and administrative costs for AML and MPI increased by $82,000, compared to the same period of the prior year, mainly due to increased spending in salary and related benefits.  Mica-Tech’s administrative cost has been reduced by $88,000, as compared to the same period of the last year, mainly due to decrease in payroll related expenses and consulting expenses. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs were $500,000, or 14.6% of net sales, for the three months ended September 30, 2008, as compared to $572,000, or 17.8% of net sales, for the three months ended September 30, 2007.  Change in R&D costs for both AML and MPI is insignificant compared to the same period of the last year. Mica-Tech’s R&D expenses are reduced by $104,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other Income  net.  We recorded a net other income of $19,000 for the three months ended September 30, 2008 and a net other expense of $51,000 for the three months ended September 30, 2007. During the quarter ending September 30, 2008, Mica-Tech realized a special gain of $45,000 from the settlement of royalties due to Southern California Edison. This is considered a one-time event.

Provision for income taxes. During the three months ended September 30, 2008, the company utilized its deferred tax assets reserve to record income tax expenses of $117,000. The company has no tax liability at the end of the quarter due to the deferred tax benefits accounted for in the prior years. We recorded a provision of $8,000 for federal and state AMT taxes for the three months ended September 30, 2007.

Net income.  Net income was $173,000, or $0.02 per share, for the three months ended September 30, 2008, compared to net imcome of $104,000, or $0.01 per share, for the three months ended September 30, 2007.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Net sales.  Net sales for the six months ended September 30, 2008 were approximately $6.7 million, as compared to net sales of $5.9 million for the six months ended September 30, 2007, an increase of $790,000 or 13.4%. AML’s revenues increased by $843,000 or 18.5% due to commencement of production for the large program orders received during fiscal year 2008. Our participation in new programs and the addition of new customers increased during this period.  MPI and Mica-Tech contributed $970,000 and $323,000, respectively, to our total sales during this period.

Gross profit.  Gross profit for the six months ended September 30, 2008 was $3.0 million, or 44.5% of net sales, as compared to a gross profit of $2.5 million, or 43.0% of net sales for the six months ended September 30, 2007.   Recent acquisition of automated equipment, coupled with the reduction in manual operations, has enhanced our ability to increase shipments with reduced costs and improved manufacturing efficiencies.

Selling, general and administrative costs.  Selling, general, and administrative costs were $1.5 million, or 21.9% of net sales, for the six months ended September 30, 2008, as compared to $1.5 million, or 25.7% of net sales, for the six months ended September 30, 2007.  Selling, general and administrative costs for AML and MPI increased by $180,000, compared to the same period of the prior year, mainly due to increased spending in salary and related benefits and commission expenses. Mica-Tech’s administrative cost has been reduced by $236,000, as compared to the same period of the last year, due to decrease in payroll related expenses, amortization expense on its intangible assets, and other operating expenses. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs were $981,000 or 14.7% of net sales, for the six months ended September 30, 2008, as compared to $1,147,000, or 19.4% of net sales, for the six months ended September 30, 2007.  Change in R&D costs for both AML and MPI is insignificant compared to the same period of the last year. Mica-Tech’s R&D expenses are reduced by $197,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other Income  net.  We recorded a net other income of $507,000 for the six months ended September 30, 2008 and a net other expense of $87,000 for the six months ended September 30, 2007. During the six months ending September 30, 2008, Mica-Tech realized a special gain of $521,000 from the settlement of a promissory note and a gain of $45,000 from the settlement of royalties due to Southern California Edison. These are considered a one-time event.

Provision for income taxes. During the six months ended September 30, 2008, the company utilized its deferred tax assets reserve to record income tax expenses of $416,000. The company has no tax liability at the end of the period due to the deferred tax benefits accounted for in the prior years. We recorded a provision of $15,000 for federal and state AMT taxes for the six months ended September 30, 2007.

Net income.  Net income was $624,000 or $0.06 per share, for the six months ended September 30, 2008, compared to net income of $58,000, or $0.01 per share, for the six months ended September 30, 2007.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At September 30, 2008, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00% plus 0.25% with respect to cash advances and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of this Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at September 30, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At September 30, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $619,000 under the equipment financing agreement. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $300,000 under the equipment financing agreement.

At September 30, 2008, we had $1.0 million in cash and cash equivalents.  For the six months ended September 30, 2008, our operating activities provided cash of approximately $62,000 as compared to $1.3 million cash used in our operating activities for the six months ended September 30, 2007.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $64,000 for the six months ended September 30, 2008 and $146,000 for the six months ended September 30, 2007.  Net cash used in financing activities was $166,000 for the six months ended September 30, 2008 as compared to $18,000 cash provided by financing activities for the six months ended September 30, 2007.  During the six months ended September 30, 2008, we paid $211,000 toward the outstanding notes payable and existing line of credit.

We anticipate capital expenditures of approximately $900,000 in fiscal year 2009.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At September 30, 2008, our remaining borrowing capacity under this agreement was $1,300,000.

We may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2008 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Director of Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2008). Based on such evaluation, our Chief Executive Officer and Director of Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2008, we issued 187,499 shares of our common stock to three of our officers upon their exercise of warrants at an exercise price of $0.24 per share.  We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these shares. The officers took the shares for investment purposes without a view to distribution and had access to information concerning our business and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance of the shares.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”) was held on September 11, 2008, in Camarillo, California.  Of the 10,609,665 shares eligible to vote, 9,344,744 shares, or 88%, appeared in person or by proxy and established a quorum for the meeting.  Two proposals, as described in our Proxy Statement, dated July 29, 2008, were approved at the meeting.  The following is a brief description of the matters voted upon and the results of the voting:

1.  Election of Directors:

Nominees	Number of Shares

Jacob Inbar	For:	8,440,464
	Withheld:	904,310

Richard Flatow	For:	9,277,679
	Withheld:	67,095

Tiberiu Mazilu	For:	8,427,828
	Withheld:	916,946

Edwin J. McAvoy	For:	8,427,864
	Withheld:	916,910

Gerald M. Starek	For:	9,277,643
	Withheld:	67,131

2.  Ratification of the Appointment of Kabani & Company, Inc as our Independent Registered Public Accounting Firm:

Nominees	Number of Shares

Kabani & Company, Inc.	For:	9,337,003
	Against:	571
	Abstain:	7,200

Item 5.  Other Information

On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00% plus 0.25% with respect to cash advances and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of this Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at September 30, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At September 30, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $619,000 under the equipment financing agreement. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $300,000 under the equipment financing agreement.

The foregoing description of the Modification Agreement does not purport to be complete and is qualified in its entirety by the form of Modification Agreement attached to this report as Exhibit 10.31.

Item 6.  Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: November 12, 2008

/s/: Heera Lee
By: Heera Lee, Director of Finance (Principal Financial Officer)	Dated: November 12, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1
Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(5)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(7)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(7)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(7)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(7)
10.16	Interim Lease and Proposed Lease Terms(8)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(9)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(10)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(11)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(11)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(12)
10.22	Loan Agreement with Bank of America for purchase of MPI building(11)
10.23	2005 Equity Incentive Plan(13)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(14)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(15)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(15)
10.27	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(16)
10.28	Option Agreement—Steven Ow, dated February 19, 2008(16)
10.29	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(17).
10.30	Business Financing Modification with Bridge Bank, dated April 5, 2007(17)
10.31	Business Financing Modification with Bridge Bank, dated September 16, 2008(18)
31.1	Certification by the Chief Executive Officer(18)
31.2	Certification by the Director of Finance(18)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(18)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(18)

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.
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