Form 10-Q
period 2008-12-31
AML COMMUNICATIONS INC
filed 2009-02-17
CIK 1003640

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            December 31, 2008

or

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:              0-27250

AML COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0130894
(State or Other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1000 Avenida Acaso Camarillo, California		93012
(Address of principal executive offices)		(Zip Code)

(805) 388-1345
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                       Yes     No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 4, 2009: 10,654,665 shares

AML Communications, Inc.
Index to Form 10-Q
Item 1.	Financial Statements (Unaudited)
Unaudited Consolidated Balance Sheet as of December 31, 2008 and Consolidated Balance Sheet as of March 31, 2008
Unaudited Consolidated Statements of Income for the nine month periods ended December 31, 2008 and December 31, 2007
Unaudited Consolidated Statements of Cash flows for the nine month periods ended December 31, 2008 and December 31, 2007
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II	Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
	December 31, 2008 (Unaudited)	March 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,366,000	$1,205,000
Accounts receivable, net	1,912,000	2,303,000
Inventories, net	3,369,000	2,873,000
Note receivable	12,000	5,000
Prepaid expenses	266,000	164,000
Deferred tax asset - current	341,000	831,000
Total current assets	7,266,000	7,381,000

Property and equipment, at cost	7,288,000	7,244,000
Less: Accumulated depreciation	(5,053,000)	(4,566,000)
Property and equipment, net	2,235,000	2,678,000

Deferred tax asset	3,633,000	3,633,000
Intangible Assets:
Technologies, net	2,521,000	2,695,000
Patents, net	81,000	99,000
Customer relationship, net	72,000	82,000
Trademarks and brand names	218,000	220,000
	2,892,000	3,096,000
Deposits	33,000	43,000
	$16,059,000	$16,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$579,000	$874,000
Accounts payable	796,000	1,312,000
Current portion of long term debt	12,000	57,000
Short term note payable	39,000	---
Accrued expenses:
Accrued payroll and payroll related expenses	490,000	737,000
Accrued income taxes	---	27,000
Other accrued liabilities	253,000	322,000
Total current liabilities	2,169,000	3,329,000

Long term notes payable	604,000	1,138,000

Commitments	-	-

Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,654,665 and 10,422,166 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	107,000	104,000
Capital in excess of par value	14,001,000	13,831,000
Accumulated deficit	(822,000)	(1,571,000)
Total stockholders’ equity	13,286,000	12,364,000
	$16,059,000	$16,831,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Net sales	$3,332,000	$3,477,000	$10,029,000	$9,384,000
Cost of goods sold	1,949,000	1,880,000	5,667,000	5,247,000
Gross profit	1,383,000	1,597,000	4,362,000	4,137,000

Operating expenses:
Selling, general & administrative	679,000	784,000	2,144,000	2,305,000
Research and development	484,000	582,000	1,465,000	1,729,000
Total operating expenses	1,163,000	1,366,000	3,609,000	4,034,000

Income from operations	220,000	231,000	753,000	103,000

Gain on settlement of debt	---	---	567,000	---
Interest & other expense	(21,000)	(53,000)	(80,000)	(140,000)
Total other income (expense)	(21,000)	(53,000)	487,000	(140,000)
Income/(loss) before provision for income taxes and minority interest	199,000	178,000	1,240,000	(37,000)
Provision for income taxes	74,000	8,000	491,000	23,000
Minority Interest	---	133,000	---	421,000
Net income	$125,000	$303,000	$749,000	$361,000

Basic earnings per common share	$0.01	$0.03	$0.07	$0.04

Basic weighted average number of shares of common stock outstanding	10,642,000	10,257,000	10,549,000	10,257,000

Diluted earnings per common share	$0.01	$0.03	$0.07	$0.03

Diluted weighted average number of shares of common stock outstanding	10,712,000	10,835,000	10,758,000	10,937,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Periods Ended
	December 31, 2008		December 31, 2007
Cash Flows from Operating Activities:
Net income		$749,000		$361,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		523,000		479,000
Bad debt expense		4,000		(4,000)
Inventory reserves		(58,000)		21,000
Stock options granted for compensation		97,000		115,000
Amortization		204,000		238,000
Gain on settlement of debt		(567,000)		---
Minority interest		---		(421,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable		387,000		(514,000)
Inventories		(437,000)		(860,000)
Other current assets		(99,000)		(46,000)
Deferred Tax Assets		490,000		---
Increase (decrease) in:
Accounts payable		(471,000)		(64,000)
Accrued income taxes		(27,000)		23,000
Accrued expenses		(315,000)		42,000
Net cash provided by (used in) operating activities		480,000		(630,000)

Cash Flows from Investing Activities:
Purchases of property and equipment		(80,000)		(152,000)
Cash used in Mica-Tech acquisition		-		(13,000)
Net cash used in investing activities		(80,000)		(165,000)

Cash Flows from Financing Activities:
Proceeds from (payments on) line of credit		(295,000)		39,000
Payments on notes payable		(19,000)		(117,000)
Proceeds from exercise of stock options		75,000		---
Principle payments capital lease obligations		---		(13,000)
Net cash used in financing activities		(239,000)		(91,000)
Net increase (decrease) in Cash and Cash Equivalents		161,000		(886,000)
Cash and Cash Equivalents, beginning of period		1,205,000		2,078,000
Cash and Cash Equivalents, end of period		$1,366,000		$1,192,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$84,000		$151,000
Income Taxes		$85,000	$	---
Supplemental disclosure of non-cash flow investing and financing activity: Debt incurred to purchase property and equipment	$	---		$398,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2008

1.   Basis of Presentation

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had three reportable segments (AML), (MPI), and (Mica-Tech) for the nine month periods ended December 31, 2008 and December 31, 2007.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML, its wholly owned division, MPI, and its wholly owned subsidiary, Mica-Tech.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The nine month period ended December 31, 2007 includes 265 days of Mica-Tech’s results of operations prospectively from the date of the acquisition, or April 11, 2007 through December 31, 2007.

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

The Company had approximately 1,763,000 of granted stock options that were exercisable as of December 31, 2008 and approximately 1,989,000 of granted stock options and warrants exercisable at December 31, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Nine months ended December 31, 2008	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$749,000	10,549,000	$0.07
Effect of dilutive securities:
Stock options & warrants		209,000
Diluted earnings per share:	$749,000	10,758,000	$0.07

Nine months ended December 31, 2007	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$361,000	10,257,000	$0.04
Effect of dilutive securities:
Stock options & warrants		680,000
Diluted earnings per share:	$361,000	10,937,000	$0.03

3.   Accounts Receivable

Accounts receivable as of December 31, 2008 and March 31, 2008 are as follows:
	December 31, 2008 (Unaudited)	March 31, 2008

Accounts receivable	$2,013,000	$2,399,000
Allowance for bad debts	(101,000)	(96,000)
	$1,912,000	$2,303,000

4.   Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2008 (Unaudited)	March 31, 2008

Raw material, net of reserve	$2,505,000	$2,147,000
Work-in-process	691,000	591,000
Finished goods	173,000	135,000
	$3,369,000	$2,873,000

5.   Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	5 years
Building	30 years

Depreciation expense was $523,000 and $479,000 for the nine months ended December 31, 2008 and December 31, 2007, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment as of December 31, 2008 and March 31, 2008 consist of the following:

	December 31, 2008 (Unaudited)	March 31, 2008
Building	$800,000	$800,000
Machinery and equipment	5,606,000	5,578,000
Furniture and fixtures	192,000	176,000
Leasehold improvements	690,000	690,000
Accumulated depreciation	(5,053,000)	(4,566,000)
	$2,235,000	$2,678,000

6.   Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the nine months ended December 31, 2008, the Company recognized no impairment.

At December 31, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(383,000)	$81,000
Existing Technology	3,166,000	(645,000)	2,521,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	131,000	(59,000)	72,000
Trademarks and Brand Names	43,000	(6,000)	37,000
Backlog	18,000	(18,000)	—
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,342,000	$(1,450,000)	$2,892,000

At March 31, 2008, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$464,000	$(365,000)	$99,000
Existing Technology	3,166,000	(471,000)	2,695,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	131,000	(49,000)	82,000
Trademarks and Brand Names	43,000	(4,000)	39,000
Backlog	18,000	(18,000)	—
Unamortized intangibles:
Trademarks	181,000	—	181,000
	$4,342,000	$(1,248,000)	$3,096,000

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

 Amortization expense from continuing operation for the nine months ended December 31, 2008 was $204,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending December 31:
2009	$273,000
2010	$273,000
2011	$273,000
2012	$259,000
2013	$249,000

7.   Debt and lease commitments

Line of credit

At December 31, 2008, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at December 31, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At December 31, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $524,000 under the equipment financing agreement. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of December 31, 2008 and March 31, 2008, the outstanding note amounted to $609,000 with $12,000 in current portion and $618,000 with $12,000 in current portion, respectively.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech is required to make equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its payments for the last nine months ended December 31, 2008 due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at December 31, 2008 was $39,000.  Mica-Tech defaulted on the January 2009 payment as well and the note is currently due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of December 31, 2008, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment.

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $184,000 and $147,000 during the nine months ended December 31, 2008 and 2007, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending December 31,
2009	$207,000
2010	207,000
2011	207,000
2012	207,000
2013	207,000
Thereafter	276,000
$1,311,000

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $97,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2008 and $115,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2007. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan").  The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,077,000 shares as of December 31, 2008. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction

Pursuant to the 2005 Plan, during the nine months ended December 31, 2008, the Company granted 292,500 stock options to the Company’s employees and two external directors of AML, as follows:

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

On October 30, 2008, the Company granted a total of 75,000 stock options to its four employees as employee compensation.

The first 70,000 stock options granted to Mica-Tech’s three employees have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty-five (25) percent per year over a four year period.

The  remaining 5,000 stock options granted to AML’s employee have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty (20) percent per year over a five year period.

The option exercise price is $0.68 for all of the 75,000 stock options granted on October 30, 2008, which is the fair market value of our common stock at the time these options were granted.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2008	4,016,305	$1.12	$925,036
Granted	292,500	0.93
Forfeited	1,312,355	1.20
Exercised	45,000	0.67
Outstanding, December 31, 2008	2,951,450	$1.07	$-

Following is a summary of the status of options outstanding at December 31, 2008:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	86,200	4.19	$0.16	86,200	$0.16
$0.51 - $1.00	1,635,250	5.07	$0.91	1,329,415	$0.92
$1.01 - $2.00	1,199,000	7.70	$1.30	316,316	$1.28
$2.01 - $5.00	31,000	1.20	$3.19	31,000	$3.19
$0.11 - $5.00	2,951,450	6.23	$1.07	1,762,931	$0.99

For options granted during the nine months ended December 31, 2008, the weighted-average fair value of such options was $0.47.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on July 25, 2008:

10,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	4.10%
Expected life of the options	6.50 years
Expected volatility	58.56%
Expected dividend yield	0

Stock Options Granted on September 11, 2008:

60,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	2.86%
Expected life of the options	3.50 years
Expected volatility	51.38%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.00 years
Expected volatility	51.38%
Expected dividend yield	0

92,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.50 years
Expected volatility	51.38%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.25 years
Expected volatility	51.38%
Expected dividend yield	0

Stock Options Granted on October 30, 2008:

70,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.95%
Expected life of the options	6.25 years
Expected volatility	52.09%
Expected dividend yield	0

5,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.95%
Expected life of the options	6.50 years
Expected volatility	52.09%
Expected dividend yield	0

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2008	2,377,973	$1.01	1.44 Years
Granted	292,500	0.93		$138,625
Forfeited	(1,304,855)	1.20
Vested	(177,099)	1.09
Exercised	---	---
Non-vested – December 31, 2008	1,188,519	1.20	1.62 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $302,000, which is expected to be recognized over a period of 2.53 years.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2008	213,315	$0.39	$236,000
Granted	-
Forfeited	25,816
Exercised	(187,499)
Outstanding, December 31, 2008	-	-	$-

No warrants were outstanding as of December 31, 2008.

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

The following is information for the Company’s three reportable segments for the nine month periods ended December 31, 2008 and December 31, 2007.

	Nine Month Periods Ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)
Revenue from unrelated entities
AML	$8,206	$7,296
MPI	1,352	1,372
Mica-tech	471	716
	$10,029	$9,384

Income (loss) from operations
AML	$861	$655
MPI	91	256
Mica-tech	(199)	(808)
	$753	$103

Income tax benefit (expense)
AML	$(316)	$(22)
MPI	(38)	-
Mica-tech	(136)	(1)
	$(491)	$(23)

Net income (loss)
AML	$474	$540
MPI	58	260
Mica-tech	217	(439)
	$749	$361

Provision for depreciation and amortization
AML	$452	$398
MPI	171	150
Mica-tech	104	169
	$727	$717

Capital expenditures
AML	$50	$139
MPI	30	11
Mica-tech	-	2
	$80	$152

	December 31, 2008 (Unaudited)	March 31, 2008
Total Assets
AML	$9,089	$9,694
MPI	5,090	5,008
Mica-tech	1,880	2,129
	$16,059	$16,831

10.   Long Term Note Payable

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection to the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of December 31, 2008, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment. The amount was included under accounts payable as Steven Owe was not associated with the Company at December 31, 2008.

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

The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. In addition, the Company granted approximately 109,000 options to purchase Company common stock to Larry Janssen, and other current employees of Mica-Tech at the Company common stock trading price on February 19, 2008. The Company granted 1,200,000 options to purchase Company common stock to Steven Ow at the Company common stock trading price on February 19, 2008. Another shareholder, Jeff Romney was granted a warrant to purchase 816 shares of Company common stock. Vesting of the options and warrants mentioned above was subject to certain performance criteria.  These criteria were never reached, and, accordingly, the options and warrants were expired as of December 1, 2008.

 A summary of the assets acquired and liabilities assumed in the acquisition follows:

February 19, 2008
Cash	$40,000
Receivables, net	121,000
Inventory	286,000
Property and equipment, net	48,000
Prepaid assets	23,000
Intangible assets	3,158,000
Total assets acquired	$3,676,000
Current liabilities	(1,089,000)
Notes payable	(583,000)
Net assets acquired	$2,004,000
Consideration paid in:
Cash	801,000
Capitalization of acquisition cost	70,000
Pre-acquisition loss	(484,000)
Negative Goodwill	$(1,617,000)

The acquisition of Mica Tech by the Company resulted in negative goodwill of $1,617,000, which was allocated against the intangible assets of the Company. In accordance with the equity method of accounting, pre-acquisition loss of $484,000 for the period from April 11, 2007 to February 19, 2008 was allocated to the fair value of the assets and liabilities on February 19, 2008 and contributed to negative goodwill.

Of the $1,540,000 in acquired intangible assets from the Mica-Tech acquisition, $84,000 was assigned to Customer Relationship (6-year useful life), $1,416,000 to Existing Technology (15-year useful life), and $40,000 to Trademarks and Brand Name (15-year useful life). All items stated are subject to amortization.

12.   Major customers and vendors

          Three customers provided 37.7% and 38.9% of net revenue for the nine months ended December 31, 2008 and 2007, respectively.  Total accounts receivable due from these customers was approximately $879,000 as of December 31, 2008.

          The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

          Three vendors accounted for 32.6% and 34.6% of the Company’s net purchases for the nine months ended December 31, 2008 and 2007, respectively.  Total accounts payable due to these vendors was $158,000 as of December 31, 2008.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts.  Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "plan", "possible", and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and particularly in the section titled “Additional Factors That May Affect Future Results” which is included in the section titled “Management’s Discussion and Analysis or Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

●                our ability to finance our activities and maintain our financial liquidity;
●                our ability to attract and retain qualified, knowledgeable employees;
●                the impact of general economic conditions on our business;
●                postponements, reductions, or cancellations in orders from new or existing customers;
●                the limited number of potential customers for our products;
●                the variability in gross margins on our products;
●                our ability to design and market new products successfully;
●                our failure to acquire new customers in the future;
●                deterioration of business and economic conditions in our markets;
●                intensely competitive industry conditions with increasing price competition; and
●                the rate of growth in the defense markets.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net sales.  Net sales for the three months ended December 31, 2008 were $3.3 million, as compared to net sales of $3.5 million for the three months ended December 31, 2007, a decrease of $145,000 or 4.2%. Sales for the AML segment for the three months ended December 31, 2008 were higher than sales during the same period of the prior year by $69,000 or 2.5% primarily due to continued production on orders received from new and existing programs during fiscal year 2008 and the addition of new customers during this period. Sales for the MPI segment decreased by $133,000 or 25.9%, as compared to sales during the same period of the prior year. MPI segment heavily depends on incidental orders and they experienced a drop in incidental orders during this quarter. Sales for the Mica-Tech segment decreased by $80,000 or 35.2%, as compared to sales during the same period of the prior year due to reduced sales of the UltraSatNet, the company’s satellite based control and communication system.

Gross profit.  Gross profit for the three months ended December 31, 2008 was $1.4 million, or 41.5% of net sales, compared to a gross profit of $1.6 million, or 45.9% of net sales for the three months ended December 31, 2007.  Reduction in gross profit, as a percentage of net sales, is due to increased direct labor costs along with increased spending on outside processing and testing expenses associated with new product development.

Selling, general and administrative costs.  Selling, general, and administrative costs were $679,000, or 20.4% of net sales, for the three months ended December 31, 2008, as compared to $784,000, or 22.5% of net sales, for the three months ended December 31, 2007.  Selling, general and administrative costs for AML and MPI increased by $47,000, compared to the same period of the prior year, mainly due to increased spending in salary and related benefits.  Mica-Tech’s administrative cost has been reduced by $152,000, as compared to the same period of the last year, mainly due to reduction in payroll related expenses and consulting expenses. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs were $484,000, or 14.5% of net sales, for the three months ended December 31, 2008, as compared to $582,000, or 16.7% of net sales, for the three months ended December 31, 2007.  AML’s R&D expenses decreased by $24,000 compared to the same period of the last year due to decreased spending in supplies and tools. Change in MPI’s R&D costs is insignificant compared to the same period of the last year. Mica-Tech’s R&D expenses decreased by $73,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other Income net.  We recorded a net other expense of $21,000 for the three months ended December 31, 2008 and $53,000 for the three months ended December 31, 2007. $21,000 is attributable to interest costs on the existing line of credit and notes payable.

Income (loss) before income tax and minority interest.  Income before income tax and minority interest was $199,000 for the three months ended December 31, 2008 and $178,000 for the three months ended December 31, 2007.

Minority Interest. Minority interests for the three months ended December 31, 2007 was $133,000. Minority interests represented minority ownership interests in Mica-Tech consolidated in the Company’s consolidated financial statement.

Provision for income taxes. During the three months ended December 31, 2008, the company utilized its deferred tax assets reserve to record income tax expenses of $74,000. The company has no tax liability at the end of the quarter due to the deferred tax benefits accounted for in the prior years. We recorded a provision of $8,000 for federal and state AMT taxes for the three months ended December 31, 2007.

Net income.  Net income was $125,000, or $0.01 per share, for the three months ended December 31, 2008, compared to net income of $303,000, or $0.03 per share, for the three months ended December 31, 2007. Net income decreased by $178,000 or 58.7% compared to the same period of last year mainly due to a reduction in revenues from MPI and Mica-Tech segments.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Net sales.  Net sales for the nine months ended December 31, 2008 were approximately $10.0 million, as compared to net sales of $9.4 million for the nine months ended December 31, 2007, an increase of $645,000 or 6.9%. AML’s revenues increased by $910,000 or 12.5% due to continued production on orders received from new and existing programs during fiscal year 2008 and the addition of new customers during this period. MPI’s revenues decreased by $20,000 or 1.4% due to a reduction in incidental orders received during this period. Mica-Tech’s revenues decreased by $246,000 or 34.3% mainly due to reduced sales of the UltraSatNet.

Gross profit.  Gross profit for the nine months ended December 31, 2008 was $4.4 million, or 43.5% of net sales, as compared to a gross profit of $4.1 million, or 44.1% of net sales for the nine months ended December 31, 2007.   Change in Gross Profit as a percentage of net sales is insignificant.

Selling, general and administrative costs.  Selling, general, and administrative costs were $2.1 million, or 21.4% of net sales, for the nine months ended December 31, 2008, as compared to $2.3 million, or 24.6% of net sales, for the nine months ended December 31, 2007.  Selling, general and administrative costs for AML and MPI increased by $226,000, compared to the same period of the prior year, mainly due to increased spending in salary and related benefits and commission expenses. Mica-Tech’s administrative cost has been reduced by $389,000, as compared to the same period of the last year, due to decrease in payroll related expenses, amortization expense on its intangible assets, and other operating expenses. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs were $1,465,000 or 14.6% of net sales, for the nine months ended December 31, 2008, as compared to $1,729,000, or 18.4% of net sales, for the nine months ended December 31, 2007.  Change in R&D costs for both AML and MPI is insignificant compared to the same period of the last year. Mica-Tech’s R&D expenses are reduced by $270,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other Income net.  We recorded a net other income of $487,000 for the nine months ended December 31, 2008 and a net other expense of $140,000 for the nine months ended December 31, 2007. During the nine months ended December 31, 2008, Mica-Tech realized a special gain of $521,000 from the settlement of a promissory note and a gain of $45,000 from the settlement of royalties payable to Southern California Edison. These are considered a one-time event.

Income (loss) before income tax and minority interest.  Income before income tax and minority interest was $1,240,000 for the nine months ended December 31, 2008 and loss before income tax and minority interest was $37,000 for the nine months ended December 31, 2007. The significant improvement in income before income tax and minority interest as compared to the same period of last year is mainly due to increased revenues in AML segment and special gains recognized during this period.

Minority Interest. Minority interests for the nine months ended December 31, 2007 was $421,000. Minority interests represented minority ownership interests in Mica-Tech consolidated in the Company’s consolidated financial statement.

Provision for income taxes. During the nine months ended December 31, 2008, the company utilized its deferred tax assets reserve to record income tax expenses of $491,000. The company has no tax liability at the end of the period due to the deferred tax benefits accounted for in the prior years. We recorded a provision of $23,000 for federal and state AMT taxes for the nine months ended December 31, 2007.

Net income.  Net income was $749,000 or $0.07 per share, for the nine months ended December 31, 2008, compared to net income of $361,000, or $0.04 per share, for the nine months ended December 31, 2007. The increase in net income is attributable to increased revenues in AML segment and special gains recognized during this period.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders, and capital lease obligations.

At December 31, 2008, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at December 31, 2008; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At December 31, 2008, we had an outstanding balance of $0 under the accounts receivable agreement and $524,000 under the equipment financing agreement. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan has expired as of December 31, 2008.

                At December 31, 2008, we had $1.4 million in cash and cash equivalents.  For the nine months ended December 31, 2008, our operating activities provided cash of approximately $480,000 as compared to $630,000 cash used in our operating activities for the nine months ended December 31, 2007.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $80,000 for the nine months ended December 31, 2008 and $165,000 for the nine months ended December 31, 2007.  Net cash used in financing activities was $239,000 for the nine months ended December 31, 2008 and $91,000 for the nine months ended December 31, 2007.  During the nine months ended December 31, 2008, we paid $314,000 toward the outstanding notes payable and existing line of credit.

We anticipate capital expenditures of approximately $900,000 in fiscal year 2009.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At December 31, 2008, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2008 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Director of Finance (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2008). Based on such evaluation, our Chief Executive Officer and Director of Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: February 13, 2009

/s/: Heera Lee
By: Heera Lee, Director of Finance (Principal Financial Officer)	Dated: February 13, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1
Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.4	Loan and Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.5	Intellectual Property Security Agreement dated November 10, 2000 between the Company and Silicon Valley Bank(4)
10.6	Warrant to purchase stock dated November 9, 2000 between the Company and Silicon Valley Bank(4)
10.7	Accounts Receivable Purchase Agreement dated November 20, 2001 between AML Communications, Inc. and Silicon Valley Bank(5)
10.8	Promissory Note dated December 30, 2001 between Tiberiu, Mazilu, and AML Communications Inc.(5)
10.9	Accounts Receivable Purchase Modifications Agreement dated September 24, 2003 between Silicon Valley Bank and AML Communications(6)
10.10	Form of Promissory Note date July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.11	Form of Warrant dated July 16, 2003 between the Company and the following: Jacob Inbar, Tiberiu Mazilu, Edwin McAvoy, Gerald Starek, Bob M. Hawkins, and The Oliver Family Trust(6)
10.12	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(7)
10.13	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(7)
10.14	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(7)
10.15	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(7)
10.16	Interim Lease and Proposed Lease Terms(8)
10.17	Financing Agreement dated July 8, 2004 with Bridge Bank(9)
10.18	Enterprise Agreement Number 4627 dated August 26, 2004(10)
10.19	Business Financing Modification with Bridge Bank, dated December 23, 2005(11)
10.20	Business Financing Modification with Bridge Bank dated January 19,2006(11)
10.21	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(12)
10.22	Loan Agreement with Bank of America for purchase of MPI building(11)
10.23	2005 Equity Incentive Plan(13)
10.24	Business Financing Agreement with Bridge Bank dated July 17, 2006(14)
10.25	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(15)
10.26	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(15)
10.27	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(16)
10.28	Option Agreement—Steven Ow, dated February 19, 2008(16)
10.29	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(17).
10.30	Business Financing Modification with Bridge Bank, dated April 5, 2007(17)
10.31	Business Financing Modification with Bridge Bank, dated September 16, 2008(18)
31.1	Certification by the Chief Executive Officer(19)
31.2	Certification by the Director of Finance(19)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(19)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(19)

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

(18) Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-Q for   the quarter ended September 30, 2008 and incorporated herein by reference.

(19) Filed herewith.