Form 10-K
period 2009-03-31
AML COMMUNICATIONS INC
filed 2009-06-29
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Title of Class
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on September 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $8,676,872 (based on the closing sales price of the registrant's common stock on that date).

As of June 12, 2009, 10,654,665 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AML Communications, Inc.

Index to Form 10-K
For the Fiscal Year Ended March 31, 2009

INTRODUCTORY NOTES—FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the sections titled “Additional Factors That May Affect Future Results” and “Factors Affecting Business, Operating Results and Financial Condition”, both of which are included in the section titled “Management’s Discussion and Analysis of Plan of Operation”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward looking statement made by us include, but are not limited to:

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

In this document, the words “we,” “our,” “ours,” “Company,” and “us” refer to AML Communications, Inc., its wholly owned division, Microwave Power, Inc., and its wholly owned subsidiary, Mica-Tech, Inc.

PART I

ITEM 1.  BUSINESS

Introduction

We currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML), the parent company, designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had three reportable segments (AML), (MPI), and (Mica-Tech) for the twelve month periods ended March 31, 2009 and March 31, 2008.

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

In the fourth quarter of our 1997 fiscal year, we experienced a significant decrease in our revenue, attributable to several factors. Original equipment manufacturers (OEMs) offered significantly reduced prices on their improved base station products, and the service providers began to outsource the infrastructure build out and maintenance to their OEM equipment providers who used their own equipment in the cell site. Also, the mobile communications industry focused substantial financial and human resources on the build out of the nascent PCS services, and competitors began to offer similar or improved products within the domestic U.S. market.

As a result, we decided to change our market focus and concentrate on selling to the OEM customer base. Late in our 1997 fiscal year, we entered the satellite communications gateway market by offering a high power linear amplifier for data transmission applications in a Low Earth Orbit (LEO) network. In our 1998 fiscal year, we received significant revenue from an OEM in the South American market and introduced products for the PCS markets and the two-way messaging market. We also invested heavily in wireless products for the Korean and European OEMs.

During our 1999 fiscal year, we developed a new generation of our original cellular multicarrier products and continued to develop and diversify our customer base. We experienced significant negative impacts to our revenue because of the delay and cancellation of programs.

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

We believe our future success depends upon our ability to broaden our product offerings, continue to increase our defense microwave customer base, and capture volume product delivery opportunities with good gross margins. While we continually attempt to expand our customer base, we cannot give any assurance that our customers, including one or more major customers, will not reduce, delay, or eliminate their purchases from us. Such a reduction, including one from a major customer, would have a material adverse effect on our business, results of operations, and financial condition. Additionally, our future depends on our ability to generate new products, mostly as part of a standard line of products (i.e. products we developed that are intended to be sold to many customers).

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

Business Strategy

AML Communications, Inc. and Microwave Power, Inc. Segments

The return of Jacob Inbar and the other AML co-founders in February 2001 resulted in our re-direction of our business focus toward the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for defense-related products from $3.7 million in our 2003 fiscal year to $12.7 million in our 2009 fiscal year.

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

We seek and have been successful in securing contracts with our major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

Utilizing MPI’s proprietary Microwave Monolithic Ceramic Circuits (MMCC) technology, we intend to expand production of such amplifiers and subsystems at our Camarillo facility. This technology offers cost savings, by reducing hand-mounted operations while increasing yields and reliability.

On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. MPI was merged into our wholly owned subsidiary, with the subsidiary as the surviving entity. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, 2,117,108 shares as consideration for the acquisition and 21,174 shares to be issued to the broker were committed, or authorized for issuance by our board of directors, as of June 18, 2004. MPI will continue to operate as our division from its facility in Santa Clara. On February 3, 2006, we purchased the building that houses MPI, which is located at 3350 Scott Blvd. Bldg. 25 in Santa Clara, California, for a purchase price of $800,000. The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000 and paying the loan in 83 regular payments of $4,425.88 each and one irregular last payment of $556,594.48. Our final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. Payments include principle and interest.

The MPI acquisition was driven by a number of key factors, including:

1)
Technologically, MPI’s semi-monolithic, gold filled via’s, air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that we believe are complementary and additive to those available to AML prior to the acquisition.

2)
MPI’s product base addresses higher power and higher frequency sectors of the microwave market. This acquisition was intended to strengthen our product offerings to this market by adding higher power microwave amplifiers.

Mica-Tech, Inc. Segment

On April 11, 2007, we completed the acquisition of a controlling position in Mica-Tech, Inc., in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. On February 19, 2008, we subsequently acquired the remaining interest in Mica-Tech or 49% of the outstanding common stock of Mica-Tech. Under the terms of the agreement, a newly formed, wholly-owned subsidiary of ours would merge with Mica-Tech. Following the merger, Mica-Tech would become a wholly-owned subsidiary of our Company. The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. In addition, we granted approximately 1,310,000 shares of options and warrants to purchase our common stock to 49% shareholders and other current employees. These options and warrants were performance based.

Markets

AML Communications, Inc. and Microwave Power, Inc. Segments

We sell our RF/Microwave amplifier products and subsystems primarily into various segments of the Defense Electronic Warfare Market. In our 2009 fiscal year, the AML segment accounted for 82.2% of the Company’s total revenues. 100% of AML’s revenues were derived from the defense microwave market. In comparison, in our 2008 fiscal year, we derived approximately 99.9% of our revenues from the defense microwave market and less than 0.10% from cellular coverage enhancement products. In our 2009 fiscal year, the MPI segment accounted for 13.4% of the Company’s total revenues, which were mainly derived from the defense microwave market.

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

Mica-Tech, Inc. Segment

The Mica-Tech segment accounted for 4.4% of the Company’s total revenues in our fiscal 2009 year. Mica-Tech designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours. The Federal Energy Regulatory Commission (FERC) has mandated the power utility companies to electronically control substations for purposes of monitoring power quality and increase power grid reliability. Mica-Tech’s satellite system provides an immediate and low cost solution for substation control. Mica-Tech has successfully deployed its products with a major Southern California utility company. Penetration into the domestic utility companies market is in the initial phase.

Products

AML Communications, Inc. Segment

During the year, we designed and/or manufactured low noise, power amplifiers and subsystems that were sold primarily into the Defense Electronic Warfare Market. During the first quarter of our 2007 fiscal year, AML delivered the first product utilizing the MMCC technology processed by MPI. We believe that subsequent AML product developments would use MMCC as an implementation technology due to its cost savings advantages.

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

Mica-Tech, Inc. Segment

Satellite Communication System for Electric Grid Control and Demand Response Solutions.  The Mica-Tech UltraSatNet system allows for efficient and secure electric grid control. The technology offers highly reliable operations. Existing and potential customers are electric utilities serving large service areas. The UltraSatNet system also has an application in Demand Response for commercial and industrial loads.

Customers

AML sells products to defense OEM manufacturers worldwide, including Raytheon, Celestica Aerospace Technologies Corporation, L3 Communications, The Boeing Company, BAE, and Northrop Grumman. Additionally we export our products to major OEM’S in the France, Israel, Spain, Turkey, Singapore, Italy, and UK. The Company seeks and was successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

MPI sells products to system integrators primarily in the defense sector and particularly to specialized test equipment manufacturers. The list of customers includes SRCTec Inc., System Planning Corporation, and Aeroflex. In addition, MPI exports products to the customers in France, Singapore, Germany, Canada, and Japan.

For the fiscal year ended March 31, 2009, our largest customer for our AML Communications and MPI segments was Raytheon; which accounted for approximately 22.6% of net sales. Versys was our second largest customer accounting for approximately 5.5% of net sales. For the fiscal year ended March 31, 2008, our largest customer was Raytheon, which accounted for approximately 26.5% of net sales. Versys was our second largest customer accounting for approximately 5.8% of net sales. The loss of either of these customers, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition. The largest customer for our Mica-Tech segment was Tri-State Generation and Transmission Association, which accounted for approximately 3.3% of net sales.

We rely heavily on acquiring new customers. The acquisition rate for new defense microwave customers during our 2009 fiscal year was approximately 8 new customers per quarter for the AML segment and approximately 4 new customers per quarter for the MPI segment, compared to approximately 10 new customers per quarter for the AML segment and approximately 5 new customers per quarter for the MPI segment for the fiscal year ended March 31, 2008.

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

During the fiscal year ended March 31, 2009, international sales were $2.9 million or 21.9% of net sales as compared to international sales of $3.1 million or 24.1% of net sales for the fiscal year ended March 31, 2008. During the fiscal year, we exported our products to major OEM’s in the France, Israel, Spain, Turkey, Singapore, Italy, UK, and Japan.

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2009:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
International Sales	$2,274	17.1%	$633	4.8%	$—	—	$2,907	21.9%
Domestic sales	8,650	65.1	1,144	8.6	587	4.4	10,381	78.1
Total Sales	$10,924	82.2%	$1,777	13.4%	$587	4.4%	$13,288	100.0%

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

Our combined research and development staff consisted of 14 people as of March 31, 2009. Expenditures for research and development amounted to approximately $1,932,000 in our 2009 fiscal year and $2,289,000 in our 2008 fiscal year.

Competition

AML Communications, Inc. and Microwave Power, Inc. Segments

The defense microwave industry is highly competitive. Our main competitors include Teledyne Defense, Miteq, Endwave Defense Systems and CTT. Although most of the competitors have significantly more resources than we have, we believe that our technical abilities in implementing MIC amplifiers do not differ to any great degree. We utilize our technological knowledge as well as design our pricing to compete effectively. We intend to apply the know-how and technology of MPI towards gaining a technological advantage over our competitors.

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

Mica-Tech’s competition includes alternative methods of setting secured communication links for SCADA function. These include 900 MHz radios, fiber links, microwave links and VSAT. While none of these competitive technologies have the unique combination of security, remote coverage and cost-effectiveness these technologies still present competition.

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

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. These single source suppliers consist of Spectrum Control for their filters, Mimix for MMIC parts, Johanson Technologies for their ceramic capacitors, Sandvik Osprey LTD for their osprey materials, and NEC and Fujitsu for their semiconductors. Although we did not experience shortages during our 2009 fiscal year, we have experienced this in the past, and may again in the future, experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

Mica-Tech manufactures the UltraSatNet system from purchased components. Mica-Tech’s manufacturing facility was moved into the AML Camarillo headquarters in May 2008. The manufacturing process involves in house assembly capabilities and outside specialized printed circuit board/printed wire board assemblies.

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

The proprietary technologies of our MPI segment and Mica-Tech segment are primarily protected through patent and trade secret protection. As of March 31, 2009, we owned three U.S. issued patents and one foreign patent, and we had no patent applications pending. The four patents expire at various dates from May 2007 to September 2009. Additionally, MPI has two registered trademarks: the MPI Company logo, and the term “MMCC” (monolithic microwave ceramic circuits).

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

Employees

As of June 22, 2009, we had 94 full-time employees, including 14 in research and development; 57 in manufacturing, production engineering, and quality assurance; 18 in administration; and 5 in sales, marketing, order entry, and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

Governmental Regulations

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

We are subject to and comply with federal regulations pertaining to health and safety, employment, privacy, and related regulations pertinent to all businesses.  While we are not directly subject to regulation by the FERC or state public utility commissions, these commissions have oversight of regional grids and electric utilities. The FERC must approve all wholesale products purchased by regional grids, and state commissions may be involved in approval of transactions with electric utilities.

ITEM 1A.  RISK FACTORS

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

As a percentage of total revenues, our net sales to our two largest customers, Raytheon and Versys, during the fiscal year ended March 31, 2009 totaled approximately 28.1%, accounting for $3.7 million of our revenues in our 2009 fiscal year. These customers rely on the defense industry for orders and the defense industry relies upon the United States and foreign governments for funding. Changes in funding may occur if there is a change in the current administration or the government reduces defense spending. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

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

Adverse changes in the political and economic policies of the governments of non U.S. countries in which we have sales could have a material adverse effect on the overall economic growth of such countries, which could reduce the demand for our products and materially and adversely affect our competitive position.

We conduct international sales in France, Israel, Spain, Turkey, Singapore, Italy, the United Kingdom, and Japan.  A significant change in the economy or deterioration in United States trade relations or the economic or political stability of those foreign markets could have a material adverse effect on our business, results of operations, and financial condition.

Fluctuation in the value of the U.S. dollar as compared to the currencies of non U.S. countries in which we have sales may result in decreased international sales, which could have a material adverse affect  on our business.

Sales to foreign customers are invoiced in U.S. dollars.  Should the relative value of the U.S. dollar in comparison to foreign currencies increase, the resulting increase in the price of our products to foreign customers could result in decreased sales which could have a material adverse impact on our business, results of operations, and financial condition.

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

ITEM 2.  PROPERTY

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

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “AMLJ.OB”.  The table below sets forth for the periods indicated the high and low bid prices for the Company’s common stock for the periods it was quoted on the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The source of the information for the high and low bid prices is the OTC Bulletin Board.

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2008
First quarter	$1.65	$1.30
Second quarter	$1.40	$0.87
Third quarter	$1.22	$0.81
Fourth quarter	$1.50	$0.89
Fiscal year ended March 31, 2009
First quarter	$1.64	$1.18
Second quarter	$1.18	$0.87
Third quarter	$0.98	$0.37
Fourth quarter	$0.64	$0.33

At June 5, 2009, there were approximately 87 holders of record of our common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants, and other factors.

Equity Compensation Plans

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
1995 Equity compensation plans approved by security holders	None	None	None
2005 Equity compensation plans approved by security holders(1)	2,924,450	$1.07	1,795,900
Total	2,924,450	$1.07	1,795,900

(1)
In November 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved and subject to the 2005 Plan. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company. All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The Board of Directors has full authority to administer the 2005 Plan, including but not limited to, the authority to designate eligible persons, grant awards, interpret the 2005 Plan, prescribe, rescind or amend the rules and regulations of the 2005 Plan, make all other determinations necessary or advisable for the administration of the 2005 Plan, and also delegate to one or more executive officers of the Company the authority to grant an Award under the 2005 Plan to plan participants who are not insiders of the Company. The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,196,400 shares as of March 31, 2009. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Unless earlier terminated as provided in the plan, the 2005 Plan will terminate on October 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

We are currently not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Our business is comprised of three reportable segments, AML Communications, Inc. (“AML”), Microwave Power, Inc. (“MPI”), and Mica-Tech, Inc (“Mica-Tech”). AML and MPI design, manufacture, and market RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market. AML represented 82.2% of our 2009 product revenue and MPI represented 13.4% of our 2009 product revenue. On April 11, 2007, we acquired a controlling interest of Mica-Tech and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 4.4% of our 2009 revenues.

Our AML segment includes low noise, power amplifiers and integrated sub assemblies with frequencies that range from 50 kHz to 26 GHz. In February 2001, we made a strategic decision to focus our resources on the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products. The results of this strategy have been an increase in revenues for defense related products, from $3.7 million in our 2003 fiscal year to $12.7 million in our 2009 fiscal year.

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

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution. The operating software and hardware are designed in-house with support from outside consultants. Since the completion of acquisition of the remaining interest of Mica-Tech in February 2008, steps are being taken to bolster Mica-Tech’s financial structure while the company pursues the utility SCADA market.

Results of Operations

The following table summarizes our results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2009 and 2008.

For the fiscal year ended March 31, 2009:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense Microwave and other	$10,924	82.2%	$1,777	13.4%	$—	—	$12,701	95.6%
Cellular, wireless telephony and other	—	—	—	—	—	—	—	—
Satellite communication systems	—	—	—	—	587	4.4%	587	4.4
Total net sales	10,924	82.2%	1,777	13.4%	587	4.4%	13,288	100.0%
Cost of goods sold	6,329	47.6	834	6.3	386	2.9	7,549	56.8
Gross profit	$4,595	34.6%	$943	7.1%	$201	1.5%	$5,739	43.2%
Operating expenses:
Selling, general and administrative	1,867	14.1	797	6.0	261	2.0	2,925	22.0
Research and development	1,625	12.2	152	1.1	155	1.2	1,932	14.5
Income (loss) from operations	1,103	8.3	(6)	(0.0)	(215)	(1.6)	882	6.7
Other income/(Interest & other expense), net	(89)	(0.7)	6	0.0	550	4.1	467	3.5
Income (loss) before income tax and minority interest	1,014	7.6	0	0.0	335	2.5	1,349	10.2
Income tax expense (credit)	293	2.2	—	0.0	97	0.7	390	2.9
Minority interest	—	—	—	—	—	—	—	0.0
Net Income (loss)	$721	5.4%	$0	0.0%	$238	1.8%	$959	7.2%

For the fiscal year ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense Microwave and other	$9,871	77.7%	$1,846	14.5%	$—	—	$11,717	92.2%
Cellular, wireless telephony and other	2	0.0	—	—	—	—	2	0.0
Satellite communication systems	—	—	—	—	992	7.8%	992	7.8
Total net sales	9,873	77.7%	1,846	14.5%	992	7.8%	12,711	100.0%
Cost of goods sold	5,882	46.3	751	5.9	562	4.4	7,195	56.6
Gross profit	$3,991	31.4%	$1,095	8.6%	$430	3.4%	$5,516	43.4%
Operating expenses:
Selling, general and administrative	1,658	13.0	637	5.0	796	6.3	3,091	24.3
Research and development	1,624	12.8	170	1.3	495	3.9	2,289	18.0
Income (loss) from operations	709	5.6	288	2.3	(861)	(6.8)	136	1.1
Other income/(Interest & other expense), net	(125)	(1.0)	6	0.0	(64)	(0.5)	(183)	(1.4)
Income (loss) before income tax and minority interest	584	4.6	294	2.3	(925)	(7.3)	(47)	(0.4)
Income tax expense (credit)	(1,757)	(13.8)	—	0.0	2	0.0	(1,755)	(13.8)
Minority interest	—	—	—	—	—	—	464	3.7
Net Income (loss)	$2,341	18.4%	$294	2.3%	$(927)	(7.3)%	$2,172	17.1%

Fiscal Years Ended March 31, 2009 and 2008

Net sales.  Net sales in our 2009 fiscal year were $13.3 million, compared to $12.7 million in our 2008 fiscal year. AML’s revenues increased by $1.1 million as a result of increased bookings from both short and long term programs as well as through the addition of new customers, which were a result of a significant investment in research and development, which is more fully described in the paragraph below. Revenues from our MPI division decreased by $69,000 due to a reduction in incidental orders, which was a result of the recent national and international economic slowdown. Mica-Tech’s revenues decreased by $405,000 as a result of a slowdown in selling existing products as Mica-Tech has encountered slow penetration in the traditional utilities market.

AML and, to a lesser extent, MPI have devoted significant resources during the last four fiscal years towards the development of products that address long term contracts to reduce our reliance on spot-market and incidental orders. These investments and associated strategy have, in management’s opinion, reached maturity. Starting in our 2008 fiscal year, the Company started to benefit from the investments made as these programs entered their production phases and new program orders were granted from recurring and new customers.

Domestic and international net sales were approximately 78.1% and 21.9% of our net sales, respectively, for the year ended March 31, 2009. For the year ended March 31, 2008, domestic and international net sales were approximately 75.9% and 24.1% of our net sales, respectively. Net sales are attributed to geographic areas based on the location of the customer to which our products are shipped. International net sales primarily consist of sales to customers in France, Turkey, Singapore, Canada, Germany, and Israel. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those net sales as domestic revenues, we cannot be certain of the extent to which our domestic and international net sales is impacted by the practices of our customers.

Gross profit.  Gross profit in our 2009 fiscal year was $5.7 million, or 43.2% of net sales, compared to a gross profit in our 2008 fiscal year, of $5.5 million, or 43.4% of net sales. Change in gross profit, as a percentage of net sales, is insignificant.

Selling, general, and administrative costs.  Selling, general and administrative costs for our 2009 fiscal year were $2.9 million, or 22.0% of net sales, compared to $3.1 million, or 24.3% of net sales, for our 2008 fiscal year. Selling, general and administrative costs for AML and MPI increased by $369,000, compared to the same period of the prior year, due to increased payroll related expenses, which was due to annual salary increases and bonus reserve, and amortization expenses. MPI recorded a one time catch-up entry of $162,000 to book amortization expenses associated with its intangible assets from June 19, 2004 to March 31, 2007. Mica-Tech’s administrative cost has been reduced by $535,000 mainly due to a reduction in payroll related expenses and consulting expenses as a result of cost management and reduced headcounts at Mica-Tech. To reduce operating costs, we relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs for our 2009 fiscal year were $1.9 million, or 14.5% of net sales, compared to $2.3 million, or 18.0% of net sales, for the corresponding period in our 2008 fiscal year. Change in R&D costs for both AML and MPI is insignificant compared to the same period of the last year. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders. Mica-Tech’s R&D expenses are reduced by $340,000, mainly due to a reduction in payroll related expenses as a result of the reduced headcounts and a reduction in outside consulting expenses as a part of the cost management.

Other net income.  We recorded a net other income of $467,000 for our 2009 fiscal year and a net other expense of $183,000 for our 2008 fiscal year. During our 2009 fiscal year, Mica-Tech realized a special gain of $521,000 from the settlement of a promissory note and a special gain of $45,000 from the settlement of royalties payable to Southern California Edison. These are considered a one-time event.

Income (loss) before income tax and minority interest.  Income before income tax and minority interest was $1.3 million in our 2009 fiscal year, compared to loss before income tax and minority interest of $47,000 in our 2008 fiscal year. The significant improvement in income before income tax and minority interest as compared to the last fiscal year is mainly due to increased revenues in AML segment and special gains recognized during this year.

Income before income tax and minority interest in AML segment was $1.0 million in our 2009 fiscal year, compared to $584,000 in our 2008 fiscal year. This increase is mainly attributable to increased revenue in this segment.

MPI segment had $0 income before income tax and minority interest in our 2009 fiscal year, compared to $294,000 in our 2008 fiscal year. This significant reduction in MPI’s income before income tax and minority interest is attributed to decreased revenues and a one time catch-up entry of $162,000 to its amortization expenses.

Income before income tax and minority interest in Mica-Tech segment was $335,000 in our 2009 fiscal year, compared to loss before income tax and minority interest of $925,000 in our 2008 fiscal year. The reduction in operating loss is attributable to cost cutting measures and streamlining of the operation. Additionally, Mica-Tech realized a special gain of $521,000 from the settlement of a promissory note and a special gain of $45,000 from the settlement of royalties payable to Southern California Edison.

Minority Interest. Minority interests for fiscal 2009 is $0, compared to $464,000 in fiscal 2008. Minority interests represented minority ownership interests in Mica-Tech consolidated in the Company’s consolidated financial statement.

Provision for income taxes. During our 2009 fiscal year, the company utilized its deferred tax assets reserve to record income tax expenses of $390,000. The company has no tax liability as of March 31, 2009 due to the deferred tax benefits accounted for in the prior years. We recorded tax credits of $1,755,000 in our 2008 fiscal year and identified tax credits on the balance sheet as a Deferred Tax Allowance. This represents both tax credits and net operating losses carried forward.

 Net income.  Net income was $959,000 or $0.09 per share in our 2009 fiscal year, compared to net income of $2.2 million, or $0.21 per share in our 2008 fiscal year. Excluding a deferred tax allowance benefit of $1.8 million in our 2008 fiscal year, the Company’s pretax earnings increased from $417,000 to $1.3 million, up $932,000 over the prior fiscal year, which reflected efficiency improvements and higher value added products.

Net income from the AML segment was $721,000 in our 2009 fiscal year and $2.3 million in our 2008 fiscal year.

Net income from the MPI segment was $0 in our 2009 fiscal year and $294,000 in our 2008 fiscal year.

Net income from the Mica-Tech segment was $238,000 in our 2009 fiscal year, compared to net loss of $927,000 in our 2008 fiscal year.

In 2010, we expect total operating expenses to increase as we continue to invest in infrastructure and new product development. We expect operating expenses generally will increase more slowly than increases in revenue.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

At March 31, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At March 31, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $442,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.

At March 31, 2009, we had $1,581,000 in cash and cash equivalents. Our operating activities provided cash of approximately $806,000 in our 2009 fiscal year, compared to using cash of $420,000 in 2008. Net cash used in investing activities amounted to $105,000 in 2009, primarily due to capital equipment expenditures, as compared to net cash used in investing activities of $294,000 in 2008. Net cash used in financing activities was $325,000 in 2009 and $159,000 in 2008, due to payments on outstanding notes payable and line of credit.

We anticipate capital expenditures of approximately $700,000 in our 2010 fiscal year. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At March 31, 2009, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2009 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our equity and debt securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations, including purchase commitments at March 31, 2009, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period
Contractual Cash Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$1,323	$207	$426	$443	$247
Line of credit	496	380	87	29	-
Notes payable	652	58	13	14	566
Balance due on the settlement	20	20	-	-	-
Total contractual cash obligations	$2,491	$665	$527	$486	$813

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

Revenue recognition.  We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

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

Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts receivable based on customer-specific allowances, as well as a general allowance. Specific allowances are maintained for customers which are determined to have a high degree of collectability risk based on such factors, among others, as: (i) the aging of the accounts receivable balance; (ii) the customer’s past payment experience; or (iii) a deterioration in the customer’s financial condition, evidenced by weak financial condition and/or continued poor operating results, reduced credit ratings, and/or a bankruptcy filing. In addition to the specific allowance, we maintain a general allowance for all of our accounts receivables that are not covered by a specific allowance. The general allowance is established based on such factors, among others, as: (i) the total balance of the outstanding accounts receivable, including considerations of the aging categories of those accounts receivable; (ii) past history of uncollectible accounts receivable write-offs; and (iii) the overall creditworthiness of the customer base. A considerable amount of judgment is required in assessing the realizability of accounts receivables. Should any of the factors considered in determining the adequacy of the overall allowance change, an adjustment to the provision for doubtful accounts receivable may be necessary.

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

Existing Technology.  MPI’s existing technology is based on a patent issued in 1990, which continues to be the main technology of MPI. It is a substrate deposition technology that is mature and with no replacement technology forecasted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AML Communications, Inc.
Camarillo, CA

We have audited the accompanying consolidated balance sheets of AML Communications, Inc. and subsidiaries as of March 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. and subsidiary as of March 31, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California June 29, 2009

AML COMMUNICATIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	March 31, 2008
Current Assets:
Cash and cash equivalents	$1,581,000	$1,205,000
Accounts receivable, net	2,367,000	2,303,000
Inventories, net	3,290,000	2,873,000
Note receivable	7,000	5,000
Prepaid expenses	189,000	164,000
Deferred tax asset—current	867,000	831,000
Total current assets	8,301,000	7,381,000
Property and equipment, at cost	7,313,000	7,244,000
Less: Accumulated depreciation	(5,229,000)	(4,566,000)
Property and equipment, net	2,084,000	2,678,000
Deferred tax asset	3,916,000	3,633,000
Intangible Assets:
Technologies, net	1,778,000	2,695,000
Patents, net	75,000	99,000
Customer relationship, net	41,000	82,000
Trademarks and brand names	203,000	220,000
	2,097,000	3,096,000
Deposits	33,000	43,000
	$16,431,000	$16,831,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$496,000	$874,000
Accounts payable	854,000	1,312,000
Current portion of long term debt	58,000	57,000
Accrued expenses:
Accrued payroll and payroll related expenses	659,000	737,000
Accrued income taxes	—	27,000
Other accrued liabilities	242,000	322,000
Total current liabilities	2,309,000	3,329,000
Long term notes payable	594,000	1,138,000

Commitments	—	—
Stockholders’ Equity:
Common stock, $0.01 par value:15,000,000 shares authorized; 10,654,665 and 10,422,166 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	106,000	104,000
Capital in excess of par value	14,034,000	13,831,000
Accumulated deficit	(612,000)	(1,571,000)
Total stockholders’ equity	13,528,000	12,364,000
	$16,431,000	$16,831,000

The accompanying notes are an integral part to these consolidated financial statements

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2009	March 31, 2008
Net sales	$13,288,000	$12,711,000
Cost of goods sold	7,549,000	7,195,000
Gross profit	5,739,000	5,516,000
Operating Expenses:
Selling, general and administrative	2,925,000	3,091,000
Research and development	1,932,000	2,289,000
Total operating expenses	4,857,000	5,380,000
Income from operations	882,000	136,000
Gain on settlement of debt	567,000	-
Interest & other expense	(100,000)	(183,000)
Total other income (expense)	467,000	(183,000)
Income (loss) before provision for income taxes and minority interest	1,349,000	(47,000)
Provision for income taxes	(390,000)	1,755,000
Minority interest	-	464,000
Net income	$959,000	$2,172,000
Basic earnings per common share	$0.09	$0.21
Basic weighted average number of shares of common stock outstanding	10,575,000	10,271,000
Diluted earnings per common share	$0.09	$0.20
Diluted weighted average number of shares of common stock outstanding	10,688,000	10,807,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Totals
Balance, March 31, 2007	10,256,666	$103,000	$13,616,000	$(3,743,000)	$9,976,000
Options & Warrants Exercised	165,500	1,000	63,000	—	64,000
Stock Options Compensation	—	—	152,000	—	152,000
Net Income	—	—	—	2,172,000	2,172,000
Balance, March 31, 2008	10,422,166	104,000	13,831,000	(1,571,000)	12,364,000
Options & Warrants Exercised	232,499	2,000	73,000	—	75,000
Stock Options Compensation	—	—	130,000	—	130,000
Net Income	—	—	—	959,000	959,000
Balance, March 31, 2009	10,654,665	$106,000	$14,034,000	$(612,000)	$13,528,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities:
Net Income	$959,000	$2,172,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	699,000	642,000
Bad debt expense	3,000	(17,000)
Inventory reserves	(85,000)	16,000
Stock options compensation	130,000	152,000
Amortization	385,000	358,000
Gain on settlement of debt	(567,000)	-
Minority interest	-	(464,000)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(67,000)	(932,000)
Inventories	(331,000)	(860,000)
Other current assets	(18,000)	(75,000)
Other assets—Deferred Tax Asset	295,000	(1,784,000)
Increase (decrease) in:
Accounts payable	(413,000)	79,000
Accrued income taxes	(27,000)	27,000
Accrued expenses	(157,000)	266,000
Net cash provided by (used in) operating activities	806,000	(420,000)
Cash Flows from Investing Activities:
Purchases of property and equipment	(105,000)	(253,000)
Cash used in Mica-Tech acquisition	-	(41,000)
Net cash used in investing activities	(105,000)	(294,000)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	75,000	29,000
Proceeds from (payments to) line of credit	(378,000)	(57,000)
Payments on notes payable	(22,000)	(118,000)
Principal payments on capital lease obligations	-	(13,000)
Net cash used in financing activities	(325,000)	(159,000)
Net increase (decrease) in Cash and Cash Equivalents	376,000	(873,000)
Cash and Cash Equivalents, beginning of period	1,205,000	2,078,000
Cash and Cash Equivalents, end of period	$1,581,000	$1,205,000

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc. (“AML”), its wholly owned division, Microwave Power, Inc. (“MPI”), and its wholly owned subsidiary, Mica-Tech, Inc. (“Mica-Tech”), (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentration of Cash

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2009, the Company had cash and cash equivalent balances totaling $1,343,000 in financial institutions, which were in excess of federally insured amounts.

Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During our 2009 fiscal year, the Company had sales to two customers that represented 22.6% and 5.5% of net sales, respectively, as compared to our 2008 fiscal year, in which the Company had sales to two customers, which represented 26.5% and 6.6% of net sales, respectively. As of March 31, 2009, these two customers comprised 8.5% and 7.0%, of accounts receivable, respectively.

The Company’s customers are comprised primarily of defense subcontractors and original equipment manufacturers (“OEMs”). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2009, international sales were $2.9 million, or 21.9% of net sales, as compared to $3.1 million, or 24.1% of net sales in fiscal year ended March 31, 2008.

Revenue Recognition

We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

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

Recording revenue from the sale of products involves the use of estimates and management judgment. We must make a determination at the time of sale whether the customer has the ability to make payments in accordance with arrangements. While we do utilize past payment history, and, to the extent available for new customers, public credit information in making our assessment, the determination of whether collectability is reasonably assured is ultimately a judgment decision that must be made by management.

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

Inventories include costs of material, and manufacturing overhead on work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2009	March 31, 2008
Raw materials, net	$2,280,000	$2,147,000
Work in process	873,000	591,000
Finished goods	137,000	135,000
	$3,290,000	$2,873,000

The reserve for inventory was $324,000 at March 31, 2009 and $409,000 at March 31, 2008.

Depreciation and Amortization

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

Depreciation expense for the years ended March 31, 2009 and March 31, 2008 was $699,000 and $642,000 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

	March 31, 2009	March 31, 2008
Building	$800,000	$800,000
Machinery and equipment	5,631,000	5,578,000
Furniture and fixtures	192,000	176,000
Leasehold improvements	690,000	690,000
Accumulated depreciation	(5,229,000)	(4,566,000)
	$2,084,000	$2,678,000

On February 3, 2006, the Company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principle and interest, and one irregular last payment of $556,594.48. The Company’s final payment is due on February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building. As of March 31, 2009, the outstanding note amounted to $606,000 with $13,000 in current portion.

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2009, the Company recognized no impairment.

At March 31, 2009, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(114,000)	$75,000
Existing Technology	2,504,000	(726,000)	1,778,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(9,000)	41,000
Trademarks and Brand Name	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,190,000)	$2,097,000

At March 31, 2008, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(90,000)	$99,000
Existing Technology	3,069,000	(374,000)	2,695,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	84,000	(2,000)	82,000
Trademarks and Brand Name	40,000	(1,000)	39,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,902,000	$(806,000)	$3,096,000

Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above.

For the intangible assets we acquired from MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized and is subject to an annual impairment testing. Since AML acquired the stock of MPI, the amortization of separately identified intangibles is not deductible for tax purposes.  FAS 109 requires the Company to set up a deferred tax liability for its separately identified intangibles and book the offset to goodwill.  When the Company was reviewing the purchase price allocation related to the Mica Tech acquisition during our 2008 fiscal year, it realized that it should have recorded a goodwill adjustment related to the separately identified intangibles that were established at the MPI acquisition. As a result, we recorded a proper adjustment to increase the value of subject intangible asset by $697,000 and associated amortization expense of $58,000 for the twelve months ended March 31, 2008 during our 2008 fiscal year. Furthermore, as per the comments the Company received from the Staff of Securities and Exchange Commission in March 2009, MPI recorded a one time catch-up entry of $162,000 to book amortization expense associated with the subject intangible assets for the period of June 19, 2004 through March 31, 2007. This entry was recorded in March 2009.

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

Upon the acquisition of Mica-Tech’s remaining interest on February 19, 2008, Mica-Tech’s intangible assets were revalued by an appraiser to find out the fair value of minority interest on the date of 100% acquisition of Mica Tech. The new fair market values of Mica-Tech’s intangible assets, after any associated tax adjustments, are reflected on the financial statement. As per the comments the Company received from the Staff of Securities and Exchange Commission in March 2009, the balance of Mica-Tech’s intangibles and  associated accumulated amortizations as of March 31, 2008 was reduced by $440,000 to reflect the true acquisition cost of Mica-Tech’s assets on February 19, 2008. There is no change in the net book value of the subject intangibles.

During the preparation of a Federal Income Tax return for the year ended March 31, 2008, the Company determined that Mica Tech had more attributes to be carried over into the Company’s tax return than were estimated in the FAS 109 calculation for the year ended March 31, 2008.  As such, this change in estimation increased the Company’s deferred taxes for the additional attributes, such as R&D credits and NOL credits, reflected on the Company’s Federal Income Tax return filed for the year ended March 31, 2008. This tax adjustment resulted in a reduction in Mica-Tech’s intangibles by $615,000.

Amortization expense from continuing operation for the year ended March 31, 2009 was $385,000. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount
2010	$228,000
2011	$228,000
2012	$228,000
2013	$208,000
2014	$204,000

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

The Company had 1,781,000 of granted stock options that were exercisable as of March 31, 2009 and 1,826,000 of granted stock options and warrants exercisable at March 31, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended March 31, 2009	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$959,000	10,575,000	$0.09
Effect of dilutive securities:
Stock options		113,000
Warrants		-
Diluted earnings per share:	$959,000	10,688,000	$0.09

Year ended March 31, 2008	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$2,172,000	10,271,000	$0.21
Effect of dilutive securities:
Stock options		386,000
Warrants		150,000
Diluted earnings per share:	$2,172,000	10,807,000	$0.20

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

The following is information for the Company’s three reportable segments for the years ended March 31, 2009 and March 31, 2008.

	Twelve Month Periods Ended
	March 31, 2009	March 31, 2008
Revenue from unrelated entities
AML	$10,924	$9,873
MPI	1,777	1,846
Mica-tech	587	992
	$13,288	$12,711

Income (loss) from operations
AML	$1,103	$709
MPI	(6)	288
Mica-tech	(215)	(861)
	$882	$136

Income tax benefit (expense)
AML	$(293)	$1,757
MPI	-	-
Mica-tech	(97)	(2)
	$(390)	$1,755

Net income (loss)
AML	$721	$2,341
MPI	-	294
Mica-tech	238	(463)
	$959	$2,172

Provision for depreciation and amortization
AML	$603	$552
MPI	391	237
Mica-tech	90	211
	$1,084	$1,000

Capital expenditures
AML	$56	$158
MPI	49	87
Mica-tech	-	8
	$105	$253

	As of March 31, 2009	As of March 31, 2008
Total Assets
AML	$9,979	$9,694
MPI	5,029	5,008
Mica-tech	1,423	2,129
	$16,431	$16,831

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

For the Fiscal Year Ended March 31, 2009:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense microwave and other	$10,924	82.2%	$1,777	13.4%	$—	—	$12,701	95.6%
Cellular and other	—	—	—	—	—	—	—	—
Satellite communication systems	—	—	—	—	587	4.4%	587	4.4
Total net sales	$10,924	82.2%	$1,777	13.4%	$587	4.4%	$13,288	100.0%

For the Fiscal Year Ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
Revenues
Defense microwave and other	$9,871	77.7%	$1,846	14.5%	$—	—	$11,717	92.2%
Cellular and other	2	0.0	—	—	—	—	2	0.0
Satellite communication systems	—	—	—	—	992	7.8%	992	7.8
Total net sales	$9,873	77.7%	$1,846	14.5%	$992	7.8%	$12,711	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2009:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
International Sales	$2,274	17.1%	$633	4.8%	—	—	$2,907	21.9%
Domestic sales	8,650	65.1	1,144	8.6	587	4.4	10,381	78.1
Total Sales	$10,924	82.2%	$1,777	13.4%	$587	4.4%	$13,288	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2008:

(Dollars in thousands)	AML		MPI		Mica-Tech		Total
International Sales	$2,210	17.4%	$854	6.7%	—	—	$3,064	24.1%
Domestic sales	7,663	60.3	992	7.8	992	7.8	9,647	75.9
Total Sales	$9,873	77.7%	$1,846	14.5%	$992	7.8%	$12,711	100.0%

Research and Development Costs

Research and development costs for our 2009 fiscal year were $1,932,000, or 14.5% of net sales, compared to $2,289,000, or 18.0% of net sales, for the corresponding period in 2008. Change in R&D costs for both AML and MPI is insignificant compared to the same period of the last year. We continue to invest our resources in R&D projects to address customer needs for short and long term program orders. Mica-Tech’s R&D expenses are reduced by $340,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

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

As a result of adopting SFAS No. 123R, the Company recognized $130,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the year ended March 31, 2009. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.4%
Expected life of the options	7.81 years
Expected volatility	56.0%
Expected dividend yield	—

The weighted average fair value of options granted as of March 31, 2009 was $0.64 per share.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2009 and 2008 were $70,000 and $89,000, respectively.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, April 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement is not exposed to have any effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination  The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual  reporting period beginning on or after December15, 2008. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after its effective date.

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

3. Debt and Lease Commitments

Line of Credit

At March 31, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At March 31, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $442,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.

As of March 31, 2009, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo. At March 31, 2009, the outstanding balance was $41,000 for the Santa Barbara Bank and Trust line and $12,000 for the Wells Fargo line.   Our remaining borrowing capacity was $8,000 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of March 31, 2009

Note Payable

On February 3, 2006 the company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principle and interest, and one irregular last payment of $556,594.48. The Company’s final payment is due February 10, 2013 and will be for all principle and interest not yet paid. The note payable is secured by the deed of trust on the building. As of March 31, 2009, the outstanding note amounted to $606,000 with $13,000 in current portion.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable. The funds were used for working capital. The promissory note bears interest at the rate of 10%. Mica-Tech makes equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance. Mica-Tech defaulted on its monthly payments due to a cash deficiency. The default was waived by the lender at no cost. The total amount remaining on the note at March 31, 2009 was $38,000. The Company was not able to make April and May payments as agreed. Currently the note is due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of March 31, 2009, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment.

The future aggregate payments arising from these loans are as follows:

Annual Amount
Due during the fiscal year ended March 31,
2010	$458,000
2011	101,000
2012	43,000
2013	566,000
2014	—
Thereafter	—
$1,168,000

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $236,000 and $257,000 during the years ended March 31, 2009 and 2008, respectively.

Total minimum lease payments under the above lease are as follows:

Operating Leases
Year ending March 31,
2010	$207,000
2011	211,000
2012	215,000
2013	219,000
2014	224,000
Thereafter	247,000
$1,323,000

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

The components of the income tax provision for the years ended March 31, 2008 and 2009, were as follows:

	March 31, 2008	March 31, 2009
Current	$64,000	$95,000
Deferred	$(1,819,000)	$296,000
	$(1,755,000)	$391,000

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2008 and 2009 are as follows:

	March 31, 2008		March 31, 2009
	Amount	Percent	Amount	Percent
Income tax expense/ (benefit) at statutory federal rate	$140,000	34.0%	$459,000	34.0%
State income taxes, net of federal income taxtax effect	187,000	45.6	20,000	1.5
Effect of permanent differences	49,000	11.9	41,000	3.0
Tax credits	(124,000)	-30.2	(129,000)	-9.6
Change in valuation allowance	(1,993,000)	-486.0	0	0.0
Other	(14,000)	-3.4	0	0.0
	$(1,755,000)	-428.1%	$391,000	28.9%

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

 A detail of the Company's deferred tax assets and liabilities as of March 31, 2009 follows:

Inventory reserves	$139,000
Allowance for doubtful accounts	42,000
Accrued vacation	91,000
Non-cash employee compensation	20,000
Accrued warranty and customer support	14,000
Other	(422,000)
General tax credit carry-forwards	2,750,000
Net operating loss carry-forwards	3,107,000
Depreciation	(61,000)
Intangible Assets	(897,000)
4,783,000
Valuation allowance	-
$4,783,000

As of March 31, 2009, the Company had federal net operating loss carry-forwards of approximately $7.7 million, expiring at various dates through 2027.

A detail of the Company’s deferred tax assets and liabilities as of March 31, 2008 follows:

Inventory reserves	$175,000
Allowance for doubtful accounts	41,000
Accrued vacation	94,000
Non-cash employee compensation	12,000
Accrued warranty and customer support	13,000
Other	(295,000)
General tax credit carry-forwards	2,366,000
Net operating loss carry-forwards	3,419,000
Depreciation	(33,000)
Intangible Assets	(1,328,000)
4,464,000
Valuation allowance	—
$4,464,000

As of March 31, 2008, the Company had federal net operating loss carry-forwards of approximately $8.7 million, expiring at various dates through 2024.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  As of March 31, 2009, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties.  The Company’s policy is to record interest and penalties as income tax expense. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

5. Stockholders’ Equity

Stock Option Plan

The Company’s 2005 Stock Incentive Plan provides for the granting of non-qualified and incentive stock options to purchase up to 3,500,000 shares of common stock for periods not to exceed 10 years. Options typically vest 20% after one year from the date of grant with remaining options vesting at a rate of 20% per year thereafter. Options may be granted to employees, officers, directors and consultants.

Plan Duration

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan. In November 2005, the board established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved. The number of shares available for grant and issuance increases on the first day of January of each year so that the total of all shares of common stock available for grant and issuance under the 2005 Plan is the maximum allowed under Regulation 260.140.45 of Title 10 of the California Code of Regulations.  Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company. All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Activity under the 2005 plan is as follows (1):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
2005 Equity Incentive Plan
Outstanding at March 31, 2008	4,016,305	$1.12	$925,036
Granted	292,500	0.93
Exercised	(45,000)	0.67
Canceled	(1,339,355)	1.20
Outstanding at March 31, 2009	2,924,450	$1.07
Exercisable at March 31, 2009	1,781,431	$0.99

The weighted average fair value for options granted during each year was $0.47 and $0.57 for our 2009 and 2008 fiscal years, respectively.

The number of common stock options available for grant as of each year was 1,795,900 for our 2009 fiscal year and 662,145 for our 2008 fiscal year.

Options outstanding at March 31, 2009 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 - $0.50	86,200	3.94	$0.16	86,200	$0.16
$0.51 - $1.00	1,620,250	4.91	$0.91	1,348,415	$0.92
$1.01 - $2.00	1,187,000	7.57	$1.30	315,816	$1.28
$2.01 - $5.00	31,000	0.95	$3.19	31,000	$3.19
$0.11 - $5.00	2,924,450	6.07	$1.07	1,781,431	$0.99

GRANTED

Pursuant to the 2005 Plan, during the year ended March 31, 2009, the Company granted 292,500 stock options to the Company’s employees and its two external directors.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Stock Options Granted on July 25, 2008:

10,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	4.10%
Expected life of the options	6.50 years
Expected volatility	58.56%
Expected dividend yield	0

Stock Options Granted on September 11, 2008:

60,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	2.86%
Expected life of the options	3.50 years
Expected volatility	51.38%
Expected dividend yield	0

25,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.00 years
Expected volatility	51.38%
Expected dividend yield	0

92,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.50 years
Expected volatility	51.38%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.61%
Expected life of the options	6.25 years
Expected volatility	51.38%
Expected dividend yield	0

Stock Options Granted on October 30, 2008:

70,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.95%
Expected life of the options	6.25 years
Expected volatility	52.09%
Expected dividend yield	0

5,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.95%
Expected life of the options	6.50 years
Expected volatility	52.09%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested—March 31, 2008	2,377,973	$1.22	1.44 Years
Granted	292,500	0.93		138,803
Forfeited	(1,306,855)	1.20
Vested	(220,599)	1.09
Exercised	-
Non-vested—March 31, 2009	1,143,019	1.20	1.84 Years

The total compensation cost not yet recognized related to non-vested stock options is $268,000, which is expected to be recognized over a period of 2.37 years.

Warrants

In connection with Mica-Tech merger, the Company granted 816 shares of warrant to a Mica-Tech’s shareholder on February 19, 2008 and 25,000 shares of warrant to an outside consultant on February 26, 2008. All these Warrants were expired on December 1, 2008 when the conditions for option exercisability did not meet the deadline.

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2008	213,315	$0.39	$236,000
Granted	-
Forfeited	25,816
Exercised	(187,499)
Outstanding, March 31, 2009	-	-	$-

No warrants were outstanding as of March 31, 2009.

6. Employee Benefit Plan

The Company has a defined contribution 401(k) employee retirement plan (the “Plan”). Under the terms of this Safe Harbor Plan, (covering the period of 4/1/08 to 3/31/09) the Qualified Matching Contribution is defined as follows: The matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for the plan year, fiscal year ended March 31, 2009. The pay may be restricted to the annual pay limit announced by the IRS*. (* This limit will be adjusted to reflect any annual cost-of living increases announced by the IRS.) All eligible employees may participate in this plan. After meeting the three-month minimum of employment with the Company, employees become eligible and may choose to enroll at the next quarterly open enrollment. Contributions to the Plan for the 2009 and 2008 fiscal years were $155,000 and $122,000, respectively.

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

The Company paid $118,000 and $0 income tax and $105,000 and $198,000 interest during the years ended March 31, 2009 and 2008, respectively.

9. Acquisition of Mica-Tech’s Remaining Interest

On April 11, 2007, the Company acquired a controlling position in Mica-Tech, in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. Prior to the acquisition, Mica-Tech owed two promissory notes to AML and as a result part of the purchase consideration was paid through cancellation of these notes amounting to $210,000 while the remaining $590,000 of the purchase price was paid in cash as per the details below. The Company capitalized $70,000 in acquisition cost.

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

The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. Since AML owned 51% of Mica-Tech shares on this date, the cash distribution to other Mica-Tech shareholders was $490. In addition, the Company granted approximately 109,000 options to purchase Company common stock to Larry Janssen, and other current employees of Mica-Tech at the Company common stock trading price on February 19, 2008. The Company granted 1,200,000 options to purchase Company common stock to Steven Ow at the Company common stock trading price on February 19, 2008. Another shareholder, Jeff Romney was granted a warrant to purchase 816 shares of Company common stock. The options granted to Steven Ow and the warrants granted to Jeff Romney were expired on December 1, 2008 when the conditions for option exercisability did not meet the deadline.

Here is a summary of cash inflows (outflows) in connection to Mica-Tech acquisition:

Cash received (paid)	Description
$604,000	Mica-Tech’s cash balance as of April 11, 2007 (inflow to the Company’s total cash)
(590,000)	Cash paid to Mica-Tech during April 07 acquisition (51% ownership)
(490)	Cash paid to Mica-Tech’s shareholders during February 08 acquisition (remaining 49% ownership)
(70,000)	Cash paid for acquisition costs in our 2008 fiscal year
15,000	Cash paid for acquisition costs in our 2007 fiscal year *
($41,490)	Net cash used in Mica-Tech acquisition

* This amount was an advance payment made in March 2007 in the course of acquisition process. It was classified as “Prepaid Assets” and included in “Cash Flows from Operating Activities” on the Consolidated Statements of Cash Flows for the fiscal year ending March 31, 2007. When the acquisition transaction was completed during our 2008 fiscal year, we had to reclass this amount from “Cash Flows from Operating Activities” to “Cash Flows from Investing Activities” and the reclassification resulted in an addition to “Cash Flows from Investing Activities”.

A summary of the assets acquired and liabilities assumed in the acquisition follows:

February 19, 2008
Cash	$40,000
Receivables, net	121,000
Inventory	286,000
Property and equipment, net	48,000
Prepaid assets	23,000
Intangible assets	3,158,000
Total assets acquired	$3,676,000
Current liabilities	(1,089,000)
Notes payable	(583,000)
Net assets acquired	$2,004,000
Consideration paid in:
Cash	801,000
Capitalization of acquisition cost	70,000
Loss from operations from April 11, 2007—February 19, 2008 *	(484,000)
Negative Goodwill	(1,617,000)

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

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION DISCLOSURE
FOR THE TWELVE MONTH PERIOD ENDED MARCH 31, 2008

The following un-audited pro forma consolidated financial information for the twelve months period ended March 31, 2008, as presented below, reflects the results of operations of the Company assuming the Mica-Tech acquisition occurred on April 1, 2007. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on April 1, 2007, and may not be indicative of future operating results.

Twelve month period ended March 31, 2008
(un-audited and in thousands of dollars)
Net Revenues	$9,296
Operating loss	$(1,676)
Net loss	$(73)
Loss per share—basic	$(0.01)
Loss per share—diluted	$(0.01)

10. Settlement of Debts

During our 2009 fiscal year, Mica-Tech realized a gain of $521,000 from the settlement of a promissory note and a gain of $45,000 from the settlement of royalties payable to Southern California Edison. These are considered a one-time event.

11. Subsequent Events

On May 13, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to one million shares of the Company’s common stock.  As of March 31, 2009, the Company had 10,654,665 shares of common stock outstanding. Purchases are being made in the open market as determined by AML management and in accordance with Securities and Exchange Commission requirements.  As of the close of business June 5, 2009, the Company repurchased 35,800 shares of common stock at the weighted average price of $0.69 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices, or financial statement disclosure during our two most recent fiscal years and subsequent interim period.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2009). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On September 16, 2008, we modified our line of credit agreement with Bridge Bank to add a new $300,000 equipment term loan to our existing line of credit and modify the terms on the agreement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2009 Annual Meeting of Stockholders to be held on September 10, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2009 Annual Meeting of Stockholders to be held on September 10, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the caption “Principal Stockholders” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2009 Annual Meeting of Stockholders to be held on September 10, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2009 Annual Meeting of Stockholders to be held on September 10, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2009 and March 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” include fees related to (or paid for) in the fiscal year ended March 31, 2009 and fees related to fiscal year ended March 31, 2008.

		For the period ended
		March 31, 2009	March 31, 2008
(i)	Audit fees	$66,000	$71,000
(ii)	Audit related fees	—	—
(iii)	Tax fees	—	—
(iv)	All other fees	—	—
		$66,000	$71,000

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The financial statements for the fiscal year ended March 31, 2009 are filed with this report under Item 8.

(b)           The following are attached as exhibits to this Annual Report:

Exhibit Number	Description
2.1
Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(4)
10.4	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(4)
10.5	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(4)
10.6	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(4)
10.7	Interim Lease and Proposed Lease Terms(5)
10.8	Financing Agreement dated July 8, 2004 with Bridge Bank(6)
10.9	Enterprise Agreement Number 4627 dated August 26, 2004(7)
10.10	Business Financing Modification with Bridge Bank, dated December 23, 2005(8)
10.11	Business Financing Modification with Bridge Bank dated January 19,2006(8)
10.12	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(9)
10.13	Loan Agreement with Bank of America for purchase of MPI building(8)
10.14	2005 Equity Incentive Plan(10)
10.15	Business Financing Agreement with Bridge Bank dated July 17, 2006(11)
10.16	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(12)
10.17	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(12)
10.18	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(13)
10.19	Option Agreement—Steven Ow, dated February 19, 2008(13)
10.20	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(14).
10.21	Business Financing Modification with Bridge Bank, dated April 5, 2007(14)
10.22	Business Financing Modification with Bridge Bank, dated September 16, 2008(15)
14.1	Code of Ethics (16)
21.1	List of Subsidiaries (16)
31.1	Certification by the Chief Executive Officer(16)
31.2	Certification by the Principal Financial Officer(16)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(16)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(16)

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K/A dated May 4, 2007 (unredacted version) and incorporated herein by reference.

(8)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005.

(10)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

(11)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 20, 2007 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 3, 2008 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2008 and incorporated herein by reference.

(15)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(16)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:	/s/ Jacob Inbar
Jacob Inbar, President and Chief Executive Officer Dated: June 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Inbar	President, Chief Executive Officer and	June 29, 2009
Jacob Inbar	Chairman of the Board (Principal Executive Officer)

/s/ Tiberiu Mazilu	Vice President-Engineering and Director	June 29, 2009
Tiberiu Mazilu

/s/ Edwin J. McAvoy	Secretary, Vice President-Sales, and	June 29, 2009
Edwin J. McAvoy	Director

/s/ Heera Lee	Principal Financial Officer and	June 29, 2009
Heera Lee	Director of Finance

/s/ Richard W. Flatow	Director	June 29, 2009
Richard W. Flatow

/s/ Gerald M. Starek	Director	June 29, 2009
Gerald M. Starek