Form 10-Q
period 2009-06-30
AML COMMUNICATIONS INC
filed 2009-08-14
CIK 1003640

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 7, 2009: 10,654,665 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
UNAUIDTED
	June 30, 2009	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,203,000	$1,581,000
Accounts receivable, net	2,779,000	2,367,000
Inventories, net	3,366,000	3,290,000
Note receivable	-	7,000
Prepaid expenses	192,000	189,000
Deferred tax asset - current	805,000	867,000
Total current assets	8,345,000	8,301,000

Property and equipment, at cost	7,469,000	7,313,000
Less: Accumulated depreciation	(5,277,000)	(5,229,000)
Property and equipment, net	2,192,000	2,084,000

Deferred tax asset	3,916,000	3,916,000
Intangible Assets:
Technologies, net	1,729,000	1,778,000
Patents, net	69,000	75,000
Customer relationship, net	39,000	41,000
Trademarks and brand names	203,000	203,000
	2,040,000	2,097,000
Deposits	36,000	33,000
Total Assets	$16,529,000	$16,431,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$412,000	$496,000
Accounts payable	1,043,000	854,000
Current portion of long term debt	73,000	58,000
Short term note payable	46,000	-
Accrued expenses:
Accrued payroll and payroll related expenses	304,000	659,000
Accrued income taxes	-	-
Other accrued liabilities	269,000	242,000
Total current liabilities	2,147,000	2,309,000

Long term notes payable, net of current portion	591,000	594,000
Capital lease obligations, net of current portion	157,000	-
Commitments	-	-

Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,654,665 and 10,654,665 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively. 38,600 shares held in treasury as of June 30, 2009	106,000	106,000
Capital in excess of par value	14,075,000	14,034,000
Accumulated deficit	(520,000)	(612,000)
Less: Treasury stock at cost	(27,000)	-
Total stockholders’ equity	13,634,000	13,528,000
Total Liabilities and stockholders’ equity	$16,529,000	$16,431,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Month Periods Ended
	June 30,	June 30,
	2009	2008

Net sales	$3,351,000	$3,260,000
Cost of goods sold	1,970,000	1,782,000
Gross profit	1,381,000	1,478,000

Operating expenses:
Selling, general & administrative	694,000	734,000
Research and development	535,000	481,000
Total operating expenses	1,229,000	1,215,000

Income from operations	152,000	263,000

Gain on settlement of debt	—	521,000
Other income/(Interest & other expense), net	2,000	(33,000)
Total other income (expense)	2,000	488,000
Income before provision for income taxes	154,000	751,000
Provision for income taxes	62,000	300,000
Net income	$92,000	$451,000

Basic earnings per common share	$0.01	$0.04

Basic weighted average number of shares of common stock outstanding	10,655,000	10,422,000

Diluted earnings per common share	$0.01	$0.04

Diluted weighted average number of shares of common stock outstanding	10,718,000	11,130,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities:
Net income	$92,000	$451,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	168,000	171,000
Bad debt expense	(2,000)	3,000
Inventory reserves	(42,000)	9,000
Stock options compensation	41,000	36,000
Amortization	57,000	68,000
Gain on settlement of debt	—	(521,000)
Gain on sale of fixed assets	(21,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(407,000)	187,000
Inventories	(35,000)	(239,000)
Other current assets	—	17,000
Deferred Tax Assets	62,000	300,000
Increase (decrease) in:
Accounts payable	188,000	(50,000)
Accrued income taxes	—	(27,000)
Accrued expenses	(328,000)	(493,000)
Net cash used in operating activities	(227,000)	(88,000)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(36,000)	(35,000)
Net cash used in investing activities	(36,000)	(35,000)

Cash Flows from Financing Activities:
Cost of treasury stock	(27,000)	—
Proceeds from (payments on) line of credit	(84,000)	(96,000)
Payments on notes payable	(2,000)	(9,000)
Principle payments capital lease obligations	(2,000)	—
Net cash used in financing activities	(115,000)	(105,000)

Net decrease in Cash and Cash Equivalents	(378,000)	(228,000)
Cash and Cash Equivalents, beginning of period	1,581,000	1,205,000
Cash and Cash Equivalents, end of period	$1,203,000	$977,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,000	$35,000
Income Taxes	$20,000	$45,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to acquire property and equipment	$219,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

1.	Basis of Presentation

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had three reportable segments (AML), (MPI), and (Mica-Tech) for the three month periods ended June 30, 2009 and June 30, 2008.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

The Company had approximately 1,768,000 of granted stock options that were exercisable as of June 30, 2009 and approximately 1,902,000 of granted stock options and warrants exercisable at June 30, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$92,000	10,655,000	$0.01
Effect of dilutive securities:
Stock options		63,000
Diluted earnings per share:	$92,000	10,718,000	$0.01

Three months ended June 30, 2008 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$451,000	10,422,000	$0.04
Effect of dilutive securities:
Stock options & warrants		708,000
Diluted earnings per share:	$451,000	11,130,000	$0.04

3.	Accounts Receivable

Accounts receivable as of June 30, 2009 and March 31, 2009 are as follows:

	June 30, 2009 (Unaudited)	March 31, 2009

Accounts receivable	$2,876,000	$2,466,000
Allowance for bad debts	(97,000)	(99,000)
	$2,779,000	$2,367,000

4.	Inventories

           Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2009 (Unaudited)	March 31, 2009

Raw material	$2,617,000	$2,604,000
Work-in-process	816,000	873,000
Finished goods	215,000	137,000
Allowance for slow moving inventory	(282,000)	(324,000)
	$3,366,000	$3,290,000

5.           Property & equipment

Property and equipment are being depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

Depreciation expense was $168,000 and $171,000 for the three months ended June 30, 2009 and June 30, 2008, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment as of June 30, 2009 and March 31, 2009 consist of the following:

	June 30, 2009 (Unaudited)	March 31, 2009
Building	$800,000	$800,000
Machinery and equipment	5,781,000	5,631,000
Furniture and fixtures	192,000	192,000
Leasehold improvements	696,000	690,000
Accumulated depreciation	(5,277,000)	(5,229,000)
	$2,192,000	$2,084,000

6.	Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended June 30, 2009, the Company recognized no impairment.

At June 30, 2009, intangibles consist of the following:

Intangibles (unaudited)	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(120,000)	$69,000
Existing Technology	2,504,000	(775,000)	1,729,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(11,000)	39,000
Trademarks and Brand Names	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,247,000)	$2,040,000

At March 31, 2009, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(114,000)	$75,000
Existing Technology	2,504,000	(726,000)	1,778,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(9,000)	41,000
Trademarks and Brand Names	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,190,000)	$2,097,000

Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above.

For the intangible assets we acquired from the MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized and is subject to an annual impairment testing. Since AML acquired the stock of MPI, the amortization of separately identified intangibles is not deductible for tax purposes.  FAS 109 requires the Company to set up a deferred tax liability for its separately identified intangibles and book the offset to goodwill.  When the Company was reviewing the purchase price allocation related to the Mica Tech acquisition during our 2008 fiscal year, it realized that it should have recorded a goodwill adjustment related to the separately identified intangibles that were established at the MPI acquisition. As a result, we recorded a proper adjustment to increase the value of subject intangible asset by $697,000 and associated amortization expense of $58,000 for the twelve months ended March 31, 2008 during our 2008 fiscal year. Furthermore, as per the comments the Company received from the Staffs of Securities and Exchange Commission in March 2009, MPI recorded a one time catch-up entry of $162,000 to book amortization expense associated with the subject intangible assets for the period of June 19, 2004 through March 31, 2007. This entry was recorded in March 2009.

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

Upon the acquisition of Mica-Tech’s remaining interest on February 19, 2008, Mica-Tech’s intangible assets were revalued by an appraiser to find out the fair value of minority interest on the date of 100% acquisition of Mica Tech. The new fair market values of Mica-Tech’s intangible assets, after any associated tax adjustments, are reflected on the financial statement. As per the comments the Company received from the Staffs of Securities and Exchange Commission in March 2009, the balance of Mica-Tech’s intangibles and  associated accumulated amortizations as of March 31, 2008 was reduced by $440,000 to reflect the true acquisition cost of Mica-Tech’s assets on February 19, 2008. There is no change in the net book value of the subject intangibles.

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

Amortization expense from continuing operation for the three months ended June 30, 2009 was $57,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending June 30:
2010	$228,000
2011	$228,000
2012	$226,000
2013	$205,000
2014	$201,000

7.	Debt and lease commitments

Line of credit

At June 30, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at June 30, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At June 30, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $361,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired on December 31, 2008.

As of June 30, 2009, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo Bank. At June 30, 2009, the outstanding balance was $40,000 for the Santa Barbara Bank and Trust line and $11,000 for the Wells Fargo line. Our remaining borrowing capacity was $9,000 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of June 30, 2009.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of June 30, 2009 and March 31, 2009, the outstanding note amounted to $603,000 with $13,000 in current portion and $606,000 with $13,000 in current portion, respectively.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech is required to make equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its payments for the last three months ended June 30, 2009 due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at June 30, 2009 was $39,000.  Mica-Tech defaulted on the July 2009 payment as well and the note is currently due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, Steven Ow, over a period of time which totaled $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of June 30, 2009, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment.

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $52,000 and $56,000 during the three months ended June 30, 2009 and 2008, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending June 30,
2010	$208,000
2011	212,000
2012	216,000
2013	221,000
2014	225,000
Thereafter	191,000
$1,273,000

Capital Lease Obligations

In June 2009, the Company had entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period ended June 30, 2009	$230,000
Less: approximate amount representing interest	(31,000)
Present value of minimum lease payments	199,000
Less: current portion	(60,000)
Non current portion	$139,000

8.	Equity Transactions

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $41,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2009 and $36,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2008. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan").  The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,196,400 shares as of June 30, 2009. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with the SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction

During the three months ended June 30, 2009, the Company granted no stock options.

The following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2009	2,924,450	$1.07
Granted	-
Forfeited	55,500	1.42
Exercised	-
Outstanding, June 30, 2009	2,868,950	$1.06	$-

The following is a summary of the status of options outstanding at June 30, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	86,200	3.94	$0.16	86,200	$0.16
$0.51 - $1.00	1,620,250	4.91	$0.91	1,348,415	$0.92
$1.01 - $2.00	1,131,500	7.57	$1.29	302,666	$1.24
$2.01 - $5.00	31,000	0.95	$3.19	31,000	$3.19
$0.11 - $5.00	2,868,950	6.07	$1.06	1,768,281	$0.98

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2009	1,143,019	1.20	1.84 Years
Granted	-
Forfeited	-
Vested	(41,350)	1.17
Exercised	-	-
Non-vested – June 30, 2009	1,100,669	1.20	1.70 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $285,000, which is expected to be recognized over a period of 2.30 years.

Warrants

In connection with the Mica-Tech merger, the Company granted a warrant for the purchase of 816 shares of the Company’s common stock to a Mica-Tech shareholder on February 19, 2008 and a warrant for the purchase of 25,000 shares of the Company’s common stock to an outside consultant on February 26, 2008. All these Warrants expired on December 1, 2008 when the conditions for exercisability did not meet the deadline.

No warrants were outstanding as of June 30, 2009.

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

The following is information for the Company’s three reportable segments for the three month periods ended June 30, 2009 and June 30, 2008.

	Three Month Periods Ended
(In thousands)	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)
Revenue from unrelated entities
AML	$2,668	$2,702
MPI	525	488
Mica-tech	158	70
	$3,351	$3,260

Income (loss) from operations
AML	$(3)	$323
MPI	131	74
Mica-tech	24	(134)
	$152	$263

Income tax benefit (expense)
AML	$-	$(118)
MPI	(53)	(30)
Mica-tech	(9)	(152)
	$(62)	$(300)

Net income (loss)
AML	$-	$296
MPI	79	76
Mica-tech	13	79
	$92	$451

Provision for depreciation and amortization
AML	$144	$148
MPI	58	56
Mica-tech	23	35
	$225	$239

Capital expenditures
AML	$34	$30
MPI	2	5
Mica-tech	-	0
	$36	$35

	June 30, 2009 (Unaudited)	March 31, 2009
Total Assets
AML	$9,957	$9,979
MPI	5,138	5,029
Mica-tech	1,434	1,423
	$16,529	$16,431

10.	Long Term Note Payable

Mica-Tech was advanced working capital from its former president and a major shareholder, Steven Ow, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Mr. Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Mr. Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of June 30, 2009, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Mr. Ow was $20,000 which was part of the last payment. The amount was included under accounts payable as Mr. Ow was not associated with the Company at June 30, 2009.

11.	Acquisition of Mica-Tech, Inc.

On April 11, 2007, the Company acquired a controlling position in Mica-Tech, in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. Prior to the acquisition, Mica-Tech owed two promissory notes to AML and as a result part of the purchase consideration was paid through the cancellation of these notes amounting to $210,000 while the remaining $590,000 of the purchase price was paid in cash as per the details below. The Company capitalized $70,000 in acquisition cost.

On February 19, 2008, the Company entered into an agreement and plan of merger to acquire the remaining interest in Mica-Tech or 49% of the outstanding common stock of Mica-Tech. Under the terms of the agreement, a wholly owned subsidiary of the Company would merge with Mica-Tech. Following the merger, Mica-Tech would become wholly owned by the Company. Mica-Tech and its major shareholders provided customary representations and warranties regarding due authority, good standing, operations, and financial conditions.

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

Below is a summary of cash inflows (outflows) in connection to the Mica-Tech acquisition:

Cash received (paid)		Description
	$604,000	Mica-Tech’s cash balance as of April 11, 2007 (inflow to the Company’s total cash)
	(590,000)	Cash paid to Mica-Tech during April 2007 acquisition (51% ownership)
	(490)	Cash paid to Mica-Tech’s shareholders during February 08 acquisition (remaining 49% ownership)
	(70,000)	Cash paid for acquisition costs in our 2008 fiscal year
	15,000	Cash paid for acquisition costs in our 2007 fiscal year *
$	(41,490)	Net cash used in Mica-Tech acquisition

* This amount was an advance payment made in March 2007 in the course of acquisition process. It was classified as “Prepaid Assets” and included in “Cash Flows from Operating Activities” on the Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2007. When the acquisition transaction was completed during our 2008 fiscal year, we had to reclassify this amount from “Cash Flows from Operating Activities” to “Cash Flows from Investing Activities” and the reclassification resulted in an addition to “Cash Flows from Investing Activities.”

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

Three customers provided an aggregate 42.9% and 44.9% of net revenue for the three months ended June 30, 2009 and 2008, respectively.  Total accounts receivable due from these customers was approximately $1,465,000 as of June 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for an aggregate 26.0% and 40.9% of the Company’s net purchases for the three months ended June 30, 2009 and 2008, respectively.  Total accounts payable due to these vendors was $114,000 as of June 30, 2009.

13.	Repurchase of the Company Shares

On May 13, 2009, the Company announced that its Board of Directors has authorized the repurchase of up to one million shares of the Company’s common stock.  Purchases are being made in the open market as determined by AML management and in accordance with Securities and Exchange Commission requirements.  As of the close of business on June 30, 2009, the Company repurchased 38,600 shares of common stock at the weighted average price of $0.71 per share.

14.	Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts.  Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend," "believe," "will," "may," "could," "expect," "anticipate," "plan," "possible," and similar terms. Actual results could differ materially from the results implied by the forward-looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and particularly in the section titled “Additional Factors That May Affect Future Results” which is included in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

Overview

Our business is comprised of three reportable segments, AML Communications, Inc. (“AML”), Microwave Power, Inc. (“MPI”), and Mica-Tech, Inc (“Mica-Tech”).  AML and MPI design, manufacture, and market RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market.  AML and MPI represented 82.2% and 13.4% of our 2009 net revenue, respectively. Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 4.4% of our 2009 net revenue.

Our AML segment includes low noise, power amplifiers and integrated sub assemblies with frequencies that range from 50 kHz to 26 GHz.  In February 2001, we made a strategic decision to focus our resources on the defense markets.  As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products.  The results of this strategy have been an increase in revenues for defense related products, from $3.7 million in fiscal 2003 to $12.7 million in fiscal 2009.

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

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution. The operating software and hardware are designed in-house with support from outside consultants. Since completion of the acquisition of the remaining interest in Mica-Tech in February 2008, steps are being taken to bolster Mica-Tech’s financial structure while the company pursues the utility SCADA market.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net sales.  Net sales for the three months ended June 30, 2009 were approximately $3.4 million, compared to approximately $3.3 million for the three months ended June 30, 2008, representing an increase of $91,000. The primary reason for the increase between the two periods is due to an increase in revenues from MPI and Mica-Tech, which were offset by a decrease from AML.  Specifically, AML’s revenues decreased by $34,000, as compared to the same period last year. Revenue for the three months ended June 30, 2009 reflects low production rates that did not benefit from the increased bookings seen during the last six months. With engineering and production preparations for these orders complete, we have recently commenced high level production.  Depending on the level of production that we can achieve, the financial impacts are forecasted to occur during the balance of the current fiscal year. Revenues from our MPI division increased by $37,000 due to increased incidental orders. Mica-Tech’s revenues increased by $88,000 as a result of increased customer orders for engineering services.

Gross profit.  Gross profit for the three months ended June 30, 2009 was approximately $1.4 million, or 41.2% of net sales, compared to a gross profit for the three months ended June 30, 2008, of approximately $1.5 million, or 45.3% of net sales. Gross profit, as a percentage of net sales, decreased by $77,000 between the two periods due to higher direct material costs and production inefficiency. Direct material costs vary from month to month due to the product mix.  Our products are customer specific and therefore, the material content for these units will vary.

Selling, general, and administrative costs.  Selling, general and administrative costs for the three months ended June 30, 2009 were $694,000, or 20.7% of net sales, compared to $734,000, or 22.5% of net sales, for the three months ended June 30, 2008, representing a decrease of $40,000. Selling, general and administrative costs for AML and MPI increased by $37,000, compared to the same period of the prior year, due to increased spending in investor relations and an employee’s moving expense. Mica-Tech’s administrative cost has been reduced by $77,000 mainly due to a reduction in payroll related expenses and building lease expenses as a result of cost management and reduced headcounts at Mica-Tech. To reduce operating costs, we relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs for the three months ended June 30, 2009 were $535,000, or 16.0% of net sales, compared to $481,000, or 14.8% of net sales, for the three months ended June 30, 2008, representing an increase of $54,000. AML’s R&D expenses increased by $73,000 as a result of increased payroll related expenses due to additional headcount and pay increase, and increased spending in R&D materials and supplies. R&D costs for MPI and Mica-Tech decreased by $19,000 due to a reduction in payroll related expenses. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders.

Other net income.  We recorded a net other income of $2,000 for the three months ended June 30, 2009 and a net other income of $488,000 for the three months ended June 30, 2008. During the three months ended June 30, 2009, AML recorded a gain on assets disposed of $21,000, offset by interest expenses of $19,000. During the three months ended June 30, 2008, Mica-Tech realized a special gain of $521,000 from the settlement of a promissory note. The special gain from the settlement of a promissory note is considered a one-time event.

Income before income tax.  Income before income tax was $154,000 for the three months ended June 30, 2009, compared to income before income tax of $751,000 for the three months ended June 30, 2008. The significant reduction in income before income tax, as compared to the same period of prior year, is mainly due to the special gain of $521,000 recognized during the three months ended June 30, 2008 and due to increased material costs during this period.

Income before income tax in the AML segment was $1,000 for the three months ended June 30, 2009, compared to $296,000 for the three months ended June 30, 2008. This decrease is mainly attributable to increased direct material costs and manufacturing overhead costs.

Income before income tax in the MPI segment was $132,000 for the three months ended June 30, 2009, compared to $76,000 for the three months ended June 30, 2008. This increase is mainly attributable to increased revenue during this period.

Income before income tax in the Mica-Tech segment was $21,000 for the three months ended June 30, 2009, compared to income before income tax of $379,000 for the three months ended June 30, 2008. The significant reduction in income before income tax, as compared to the same period of prior year, is mainly due to the special gain recognized during the three months ended June 30, 2008.

Provision for income taxes. During the three months ended June 30, 2009, the company utilized its deferred tax assets reserve to record income tax expenses of $62,000. The company has no tax liability as of June 30, 2009 due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $300,000 during the three months ended June 30, 2008.

 Net income.  Net income was $92,000 or $0.01 per share for the three months ended June 30, 2009, compared to net income of $451,000, or $0.04 per share for the three months ended June 30, 2008.

Net income from the AML segment was $0 for the three months ended June 30, 2009 and $296,000 for the three months ended June 30, 2008.

Net income from the MPI segment was $79,000 for the three months ended June 30, 2009 and $76,000 for the three months ended June 30, 2008.

Net income from the Mica-Tech segment was $13,000 for the three months ended June 30, 2009 and $79,000 for the three months ended June 30, 2008.

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

At June 30, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at June 30, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At June 30, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $361,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired on December 31, 2008.

At June 30, 2009, we had $1.2 million in cash and cash equivalents.  For the three months ended June 30, 2009, our operating activities used cash of approximately $227,000 as compared to $88,000 cash used in our operating activities for the three months ended June 30, 2008.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $36,000 for the three months ended June 30, 2009 and $35,000 for the three months ended June 30, 2008.  Net cash used in financing activities was $115,000 for the three months ended June 30, 2009 and $105,000 for the three months ended June 30, 2008 due to paying $88,000 toward outstanding notes payable, capital lease obligation, and existing line of credit and paying $27,000 to repurchase 38,600 shares of common stock at the weighted average price of $0.71 per share during the three months ended June 30, 2009.

We anticipate capital expenditures of approximately $500,000 in fiscal year 2010.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At June 30, 2009, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2009 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Director of Finance (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2009). Based on such evaluation, our Chief Executive Officer and Director of Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments during the quarter ended June 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

AML Communications Inc.

/s/ Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: August 14, 2009

/s/ Heera Lee
By: Heera Lee, Director of Finance (Principal Financial Officer)	Dated: August 14, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1
Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(4)
10.4	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(4)
10.5	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(4)
10.6	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(4)
10.7	Interim Lease and Proposed Lease Terms(5)
10.8	Financing Agreement dated July 8, 2004 with Bridge Bank(6)
10.9	Enterprise Agreement Number 4627 dated August 26, 2004(7)
10.10	Business Financing Modification with Bridge Bank, dated December 23, 2005(8)
10.11	Business Financing Modification with Bridge Bank dated January 19,2006(8)
10.12	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(9)
10.13	Loan Agreement with Bank of America for purchase of MPI building(8)
10.14	2005 Equity Incentive Plan(10)
10.15	Business Financing Agreement with Bridge Bank dated July 17, 2006(11)
10.16	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(12)
10.17	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(12)
10.18	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(13)
10.19	Option Agreement—Steven Ow, dated February 19, 2008(13)
10.20	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(14)
10.21	Business Financing Modification with Bridge Bank, dated April 5, 2007(14)
10.22	Business Financing Modification with Bridge Bank, dated September 16, 2008(15)
31.1	Certification by the Chief Executive Officer(16)
31.2	Certification by the Principal Financial Officer(16)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(16)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(16)

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

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