Form 10-Q
period 2009-09-30
AML COMMUNICATIONS INC
filed 2009-11-12
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:               000-27250

AML COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)
Delaware	77-0130894
(State or Other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1000 Avenida Acaso
Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

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
                                                                                                                       Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 9, 2009: 10,671,415 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEET
UNAUDITED

	September 30, 2009	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,079,000	$1,581,000
Accounts receivable, net	2,888,000	2,367,000
Inventories, net	3,640,000	3,290,000
Note receivable	-	7,000
Prepaid expenses	208,000	189,000
Deferred tax asset - current	482,000	867,000
Total current assets	9,297,000	8,301,000

Property and equipment, at cost	7,347,000	7,313,000
Less: Accumulated depreciation	(5,233,000)	(5,229,000)
Property and equipment, net	2,114,000	2,084,000

Deferred tax asset	3,916,000	3,916,000
Intangible Assets:
Technologies, net	1,680,000	1,778,000
Patents, net	63,000	75,000
Customer relationship, net	37,000	41,000
Trademarks and brand names	203,000	203,000
	1,983,000	2,097,000
Deposits	38,000	33,000
Total Assets	$17,348,000	$16,431,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$329,000	$496,000
Accounts payable	1,060,000	854,000
Current portion of long term debt	75,000	58,000
Short term note payable	47,000	-
Accrued expenses:
Accrued payroll and payroll related expenses	716,000	659,000
Other accrued liabilities	235,000	242,000
Total current liabilities	2,462,000	2,309,000

Long term notes payable, net of current portion	587,000	594,000
Capital lease obligations, net of current portion	140,000	-
Commitments	-	-

Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,654,665 and 10,654,665 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively. 38,600 shares held in treasury as of September 30, 2009	106,000	106,000
Capital in excess of par value	14,113,000	14,034,000
Accumulated deficit	(33,000)	(612,000)
Less: Treasury stock at cost	(27,000)	-
Total stockholders’ equity	14,159,000	13,528,000
Total Liabilities and stockholders’ equity	$17,348,000	$16,431,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net sales	$4,457,000	$3,437,000	$7,808,000	$6,697,000
Cost of goods sold	2,204,000	1,936,000	4,175,000	3,718,000
Gross profit	2,253,000	1,501,000	3,633,000	2,979,000

Operating expenses:
Selling, general & administrative	854,000	730,000	1,547,000	1,465,000
Research and development	567,000	500,000	1,102,000	981,000
Total operating expenses	1,421,000	1,230,000	2,649,000	2,446,000

Income from operations	832,000	271,000	984,000	533,000

Gain on settlement of debt	-	45,000	-	567,000
Other income/(Interest & other expense), net	(22,000)	(26,000)	(20,000)	(60,000)
Total other income (expense)	(22,000)	19,000	(20,000)	507,000
Income before provision for income taxes	810,000	290,000	964,000	1,040,000
Provision for income taxes	324,000	117,000	385,000	416,000
Net income	$486,000	$173,000	$579,000	$624,000

Basic earnings per common share	$0.05	$0.02	$0.05	$0.06

Basic weighted average number of shares of common stock outstanding	10,616,000	10,583,000	10,627,000	10,503,000

Diluted earnings per common share	$0.05	$0.02	$0.05	$0.06

Diluted weighted average number of shares of common stock outstanding	10,719,000	10,770,000	10,702,000	10,902,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Periods Ended
	September 30, 2009	September 30, 2008
Cash Flows from Operating Activities:
Net income	$579,000	$624,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	326,000	347,000
Bad debt expense	(3,000)	4,000
Inventory reserves	39,000	(67,000)
Stock options compensation	79,000	65,000
Amortization	114,000	136,000
Gain on settlement of debt	—	(567,000)
Gain on sale of fixed assets	(20,000)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(516,000)	60,000
Inventories	(390,000)	(409,000)
Other current assets	(19,000)	(18,000)
Deferred Tax Assets	385,000	416,000
Increase (decrease) in:
Accounts payable	205,000	(185,000)
Accrued income taxes	—	(27,000)
Accrued expenses	51,000	(317,000)
Net cash provided by operating activities	830,000	62,000

Cash Flows from Investing Activities:
Acquisition of property and equipment	(115,000)	(64,000)
Net cash used in investing activities	(115,000)	(64,000)

Cash Flows from Financing Activities:
Cost of treasury stock	(27,000)	—
Proceeds from (payments on) line of credit	(168,000)	(197,000)
Payments on notes payable	(4,000)	(14,000)
Proceeds from exercise of stock options	—	45,000
Principle payments capital lease obligations	(18,000)	—
Net cash used in financing activities	(217,000)	(166,000)

Net increase (decrease) in Cash and Cash Equivalents	498,000	(168,000)
Cash and Cash Equivalents, beginning of period	1,581,000	1,205,000
Cash and Cash Equivalents, end of period	$2,079,000	$1,037,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$42,000	$62,000
Income Taxes	$40,000	$25,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to acquire property and equipment	$219,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1.           Basis of Presentation

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of three reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. Our division Microwave Power, Inc. (MPI) designs, manufactures, and markets high power microwave amplifiers for the defense market. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had three reportable segments – AML, MPI, and Mica-Tech – for the six month periods ended September 30, 2009 and September 30, 2008.

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

3.           Earnings Per Share

           Statement of Financial Accounting Standards No. 128, “Earnings per share” (ASC 260) requires the presentation of basic earnings per share and diluted earnings per share.  Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

          Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares outstanding for the year.  “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options and warrants (applying the treasury stock method).

          The Company had approximately 1,904,000 of granted stock options that were exercisable as of September 30, 2009 and approximately 1,809,000 of granted stock options and warrants exercisable at September 30, 2008.

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Six months ended September 30, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$579,000	10,627,000	$0.05
Effect of dilutive securities:
Stock options		75,000
Diluted earnings per share:	$579,000	10,702,000	$0.05

Six months ended September 30, 2008 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$624,000	10,503,000	$0.06
Effect of dilutive securities:
Stock options & warrants		399,000
Diluted earnings per share:	$624,000	10,902,000	$0.06

4.          Accounts Receivable

Accounts receivable as of September 30, 2009 and March 31, 2009 are as follows:

	September 30, 2009	March 31, 2009
	(Unaudited)

Accounts receivable	$2,984,000	$2,466,000
Allowance for bad debts	(96,000)	(99,000)
	$2,888,000	$2,367,000

5.           Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)

Raw material	$3,005,000	$2,604,000
Work-in-process	772,000	873,000
Finished goods	226,000	137,000
Allowance for slow moving inventory	(363,000)	(324,000)
	$3,640,000	$3,290,000

6.           Property & equipment

Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

Depreciation expense was $326,000 and $347,000 for the six months ended September 30, 2009 and September 30, 2008, respectively.

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

Property and equipment as of September 30, 2009 and March 31, 2009 consist of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)
Building	$800,000	$800,000
Machinery and equipment	5,643,000	5,631,000
Furniture and fixtures	208,000	192,000
Leasehold improvements	696,000	690,000
Accumulated depreciation	(5,233,000)	(5,229,000)
	$2,114,000	$2,084,000

7.      Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 (ASC 350) “goodwill and other intangible assets” and SFAS 144 (ASC 360) “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the asset’s value has diminished. Under SFAS 144 (ASC 360), when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 (ASC 350) intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the six months ended September 30, 2009, the Company recognized no impairment.

          At September 30, 2009, intangibles consisted of the following:

Intangibles (unaudited)	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(126,000)	$63,000
Existing Technology	2,504,000	(824,000)	1,680,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(13,000)	37,000
Trademarks and Brand Names	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,304,000)	$1,983,000

           At March 31, 2009, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(114,000)	$75,000
Existing Technology	2,504,000	(726,000)	1,778,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(9,000)	41,000
Trademarks and Brand Names	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,190,000)	$2,097,000

Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above.

For the intangible assets we acquired from the MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized and is subject to an annual impairment testing. Since AML acquired the stock of MPI, the amortization of separately identified intangibles is not deductible for tax purposes.  FAS 109 ASC(740) requires the Company to set up a deferred tax liability for its separately identified intangibles and book the offset to goodwill.  When the Company was reviewing the purchase price allocation related to the Mica Tech acquisition during our 2008 fiscal year, it realized that it should have recorded a goodwill adjustment related to the separately identified intangibles that were established at the MPI acquisition. As a result, we recorded a proper adjustment to increase the value of subject intangible asset by $697,000 and associated amortization expense of $58,000 for the twelve months ended March 31, 2008 during our 2008 fiscal year. Furthermore, as per the comments the Company received from the Securities and Exchange Commission in March 2009, MPI recorded a one time catch-up entry of $162,000 to book amortization expense associated with the subject intangible assets for the period of June 19, 2004 through March 31, 2007. This entry was recorded in March 2009.

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

Upon the acquisition of Mica-Tech’s remaining interest on February 19, 2008, Mica-Tech’s intangible assets were revalued by an appraiser to find out the fair value of minority interest on the date of 100% acquisition of Mica Tech. The new fair market values of Mica-Tech’s intangible assets, after any associated tax adjustments, are reflected on the financial statement. As per the comments the Company received from the Securities and Exchange Commission in March 2009, the balance of Mica-Tech’s intangibles and  associated accumulated amortizations as of March 31, 2008 was reduced by $440,000 to reflect the true acquisition cost of Mica-Tech’s assets on February 19, 2008. There is no change in the net book value of the subject intangibles.

During the preparation of a Federal Income Tax return for the year ended March 31, 2008, the Company determined that Mica Tech had more attributes to be carried over into the Company’s tax return than were estimated in the FAS 109 ASC(740) calculation for the year ended March 31, 2008.  As such, this change in estimation increased the Company’s deferred taxes for the additional attributes, such as R&D credits and NOL credits, reflected on the Company’s Federal Income Tax return filed for the year ended March 31, 2008. This tax adjustment resulted in a reduction in Mica-Tech’s intangibles by $615,000.

Amortization expense from continuing operation for the six months ended September 30, 2009 was $114,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending September 30:
2010	$228,000
2011	$228,000
2012	$220,000
2013	$205,000
2014	$199,000

8.           Debt and lease commitments

Line of credit

At September 30, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at September 30, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At September 30, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $280,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired on December 31, 2008.

As of September 30, 2009, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo Bank. At September 30, 2009, the outstanding balance was $39,000 for the Santa Barbara Bank and Trust line and $10,000 for the Wells Fargo line. Our remaining borrowing capacity was $0 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of September 30, 2009.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of September 30, 2009 and March 31, 2009, the outstanding note amounted to $600,000 with $13,000 in current portion and $606,000 with $13,000 in current portion, respectively.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech is required to make equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its payments for the last six months ended September 30, 2009 due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at September 30, 2009 was $40,000.  Mica-Tech defaulted on the October 2009 payment as well and the note is currently due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, Steven Ow, over a period of time which totaled $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of September 30, 2009, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment.

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008, and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $104,000 and $131,000 during the six months ended September 30, 2009 and 2008, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending September 30,
2010	$209,000
2011	213,000
2012	217,000
2013	222,000
2014	226,000
Thereafter	133,000
$1,220,000

Capital Lease Obligations

In June 2009, the Company had entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period ended September 30, 2009	$228,000
Less: approximate amount representing interest	(26,000)
Present value of minimum lease payments	202,000
Less: current portion	(62,000)
Non current portion	$140,000

9.           Equity Transactions

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) (ASC 718), under the modified-prospective transition method on April 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of April 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after April 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $79,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2009 and $65,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2008. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan").  The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 1,627,900 shares as of September 30, 2009. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with the SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Pursuant to the 2005 Plan, during the six months ended September 30, 2009, the Company granted 168,500 stock options to the Company’s employees and two external directors of AML, as follows:

On September 10, 2009, the Company granted a total of 168,500 stock options to nineteen employees and two external directors as follows: 85,000 stock options to three AML’s officers as employee compensation, 53,500 stock options to sixteen employees as employee compensation and 30,000 non qualified stock options to two external directors.

Of the first 85,000 stock options granted, 35,000 stock options have a term of five (5) years and 50,000 stock options have a term of ten (10) years, measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  All of the 85,000 stock options are vested at the rate of thirty three (33) percent per year over a three year period.

The second 53,500 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period.

The last 30,000 non qualified stock options granted have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty-five (25) percent per year over a four year period.

The option exercise price is $0.90 for all of the 168,500 stock options granted on September 10, 2009, which was the fair market value of our common stock at the time these options were granted.

The following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2009	2,924,450	$1.07
Granted	168,500	0.90
Forfeited	71,500	1.80
Exercised	-
Outstanding, September 30, 2009	3,021,450	$1.04	$-

The following is a summary of the status of options outstanding at September 30, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	86,200	3.44	$0.16	86,200	$0.16
$0.51 - $1.00	1,788,750	5.98	$0.91	1,408,500	$0.92
$1.01 - $2.00	1,130,500	7.25	$1.29	393,416	$1.19
$2.01 - $5.00	16,000	0.69	$3.13	16,000	$3.13
$0.11 - $5.00	3,021,450	6.30	$1.04	1,904,116	$0.96

For options granted during the six months ended September 30, 2009, the weighted-average fair value of such options was $0.56.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on September 10, 2009:

35,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	2.28%
Expected life of the options	3.50 years
Expected volatility	73.41%
Expected dividend yield	0

50,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.00 years
Expected volatility	63.49%
Expected dividend yield	0

53,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.50 years
Expected volatility	72.59%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.25 years
Expected volatility	72.74%
Expected dividend yield	0

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2009	1,143,019	1.20	1.84 Years
Granted	168,500	0.90
Forfeited	-
Vested	(194,185)	1.01
Exercised	-	-
Non-vested – September 30, 2009	1,117,334	1.19	1.57 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $342,000, which is expected to be recognized over a period of 2.54 years.

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

No warrants were outstanding as of September 30, 2009.

10.           Segments

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

          The following is information for the Company’s three reportable segments for the six month periods ended September 30, 2009 and September 30, 2008.

	Six Month Periods Ended
	September 30, 2009	September 30, 2008
(In thousands)	(Unaudited)	(Unaudited)
Revenue from unrelated entities
AML	$6,167	$5,405
MPI	1,379	970
Mica-tech	262	322
	$7,808	$6,697

Income (loss) from operations
AML	$540	$563
MPI	429	110
Mica-tech	15	(140)
	$984	$533

Income tax benefit (expense)
AML	$(209)	$(205)
MPI	(172)	(45)
Mica-tech	(4)	(166)
	$(385)	$(416)

Net income
AML	$314	$306
MPI	258	68
Mica-tech	7	250
	$579	$624

Provision for depreciation and amortization
AML	$275	$301
MPI	118	113
Mica-tech	47	69
	$440	$483

Capital expenditures
AML	$68	$34
MPI	47	30
Mica-tech	-	-
	$115	$64

	September 30, 2009
	(Unaudited)	March 31, 2009
Total Assets
AML	$10,543	$9,979
MPI	5,440	5,029
Mica-tech	1,365	1,423
	$17,348	$16,431

11.          Long Term Note Payable

Mica-Tech was advanced working capital from its former president and a major shareholder, Steven Ow, over a period of time which totaled $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Mr. Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Mr. Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of September 30, 2009, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Mr. Ow was $20,000 which was part of the last payment. The amount was included under accounts payable as Mr. Ow was not associated with the Company at September 30, 2009.

12.           Major customers and vendors

Three customers provided an aggregate 33.7% and 41.6% of the Company’s total net revenue for the six months ended September 30, 2009 and 2008, respectively.  Total accounts receivable due from these customers was approximately $649,000 as of September 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for an aggregate 22.6% and 35.6% of the Company’s total net purchases for the six months ended September 30, 2009 and 2008, respectively.  Total accounts payable due to these vendors was $132,000 as of September 30, 2009.

13.          Repurchase of the Company Shares

On May 13, 2009, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock.  Purchases are being made in the open market as determined by AML management and in accordance with Securities and Exchange Commission requirements.  As of the close of business on September 30, 2009, the Company repurchased 38,600 shares of common stock at the weighted average price of $0.71 per share.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net sales.  Net sales for the three months ended September 30, 2009 were approximately $4.5 million, compared to approximately $3.4 million for the three months ended September 30, 2008, representing an increase of $1.1 million. Our revenue growth was driven by $1.0 million of products delivered to the Unmanned Aerial Vehicles (UAV) market during this period. Revenues from our MPI division increased by $371,000 due to a commencement of high level production for the $1.5 million order they have previously received from an Italy company. Mica-Tech’s revenues decreased by $148,000 as a result of a reduction in hardware sales.

Gross profit.  Gross profit for the three months ended September 30, 2009 was approximately $2.3 million, or 50.5% of net sales, compared to a gross profit for the three months ended September 30, 2008, of approximately $1.5 million, or 43.7% of net sales. Gross profit, as a percentage of net sales, increased by $751,000 or 6.8% between the two periods mainly due to investments made in automation and consequently a reduction of direct labor costs.

Selling, general, and administrative costs.  Selling, general and administrative costs for the three months ended September 30, 2009 were $854,000, or 19.2% of net sales, compared to $730,000, or 21.2% of net sales, for the three months ended September 30, 2008, representing an increase of $124,000. Selling, general and administrative costs for AML and MPI increased by $188,000, compared to the same period of the prior year, due to increased spending in investor relations, commission expenses, and payroll related expenses. Mica-Tech’s administrative cost has been reduced by $64,000 mainly due to a reduction in payroll related expenses and building lease expenses as a result of cost management and reduced headcounts at Mica-Tech. To reduce operating costs, we relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs for the three months ended September 30, 2009 were $567,000, or 12.7% of net sales, compared to $500,000, or 14.6% of net sales, for the three months ended September 30, 2008, representing an increase of $67,000. AML’s R&D expenses increased by $74,000 as a result of increased payroll related expenses due to additional headcount and other benefits. R&D costs for Mica-Tech decreased by $7,000 mainly due to a reduction in payroll related expenses. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders.

Other net income.  We recorded a net other expense of $22,000 for the three months ended September 30, 2009 and a net other income of $19,000 for the three months ended September 30, 2008. During the three months ended September 30, 2009, we incurred $22,000 in interest expenses that were associated with notes payable and lines of credit. During the three months ended September 30, 2008, Mica-Tech realized a gain of $45,000 from the settlement of debt. The interest expense during the three months ended September 30, 2008 was $26,000.

Income before income tax.  Income before income tax was $810,000 for the three months ended September 30, 2009, compared to income before income tax of $290,000 for the three months ended September 30, 2008. The significant increase in income before income tax, as compared to the same period of prior year, is mainly due to increased revenues and increased gross margins due to investments in automation.

Income before income tax in the AML segment was $522,000 for the three months ended September 30, 2009, compared to $216,000 for the three months ended September 30, 2008. This increase is mainly attributable to increased revenues and increased gross margins.

Income before income tax in the MPI segment was $298,000 for the three months ended September 30, 2009, compared to $38,000 for the three months ended September 30, 2008. This increase is mainly attributable to a commencement of high level production for the $1.5 million order they have previously received from an Italy company.

Loss before income tax in the Mica-Tech segment was $10,000 for the three months ended September 30, 2009, compared to income before income tax of $36,000 for the three months ended September 30, 2008. The significant reduction in income before income tax, as compared to the same period of prior year, is mainly due to the gain of $45,000 recognized during the three months ended September 30, 2008.

Provision for income taxes. During the three months ended September 30, 2009, the company utilized its deferred tax assets reserve to record income tax expenses of $324,000. The company has no tax liability as of September 30, 2009 due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $117,000 during the three months ended September 30, 2008.

 Net income.  Net income was $486,000 or $0.05 per share for the three months ended September 30, 2009, compared to net income of $173,000, or $0.02 per share for the three months ended September 30, 2008.

Net income from the AML segment was $313,000 for the three months ended September 30, 2009 and $129,000 for the three months ended September 30, 2008.

Net income from the MPI segment was $179,000 for the three months ended September 30, 2009 and $23,000 for the three months ended September 30, 2008.

Net loss from the Mica-Tech segment was $6,000 for the three months ended September 30, 2009, compared to net income of $21,000 for the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

           Net sales.  Net sales for the six months ended September 30, 2009 were approximately $7.8 million, as compared to net sales of $6.7 million for the six months ended September 30, 2008, an increase of $1.1 million or 16.6%. AML’s revenues increased by $764,000 or 14.1% mainly due to products delivered to the Unmanned Aerial Vehicles (UAV) market during this period. Revenues from our MPI division increased by $437,000 or 45.1% due to a commencement of high level production for the $1.5 million order they have previously received from an Italy company. Mica-Tech’s revenues decreased by $61,000 or 18.8% as a result of a reduction in hardware sales.

          Gross profit.  Gross profit for the six months ended September 30, 2009 was approximately $3.6 million, or 46.5% of net sales, as compared to a gross profit of $3.0 million, or 44.5% of net sales for the six months ended September 30, 2008. Utilization of automated equipment, coupled with the reduction in manual operations, has enhanced our ability to increase shipments with reduced costs and improved manufacturing efficiencies.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $1.5 million, or 19.8% of net sales, for the six months ended September 30, 2009, as compared to $1.5 million, or 21.9% of net sales, for the six months ended September 30, 2008.  Selling, general and administrative costs for AML and MPI increased by $225,000, compared to the same period of the prior year, mainly due to increased spending in investor relations, salary and related benefits and commission expenses. Mica-Tech’s administrative cost has been reduced by $142,000, as compared to the same period of the last year, due to decrease in payroll related expenses, amortization expense on its intangible assets, and other operating expenses. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

          Research and development costs.  Research and development costs were $1.1 million or 14.1% of net sales, for the six months ended September 30, 2009, as compared to $981,000 or 14.7% of net sales, for the six months ended September 30, 2008.  AML’s R&D expenses increased by $147,000 due to increased payroll related expenses and R&D supplies. Mica-Tech’s R&D expenses are reduced by $21,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other net income.  We recorded a net other expense of $20,000 for the six months ended September 30, 2009 and a net other income of $507,000 for the six months ended September 30, 2008. During the six months ended September 30, 2009, we incurred $42,000 in interest expenses that were associated with notes payable and lines of credit and realized a gain on sale of fixed assets of $20,000. During the six months ending September 30, 2008, Mica-Tech realized a gain of $521,000 from the settlement of a promissory note and a gain of $45,000 from the settlement of royalties due to Southern California Edison. These are considered a one-time event.

Income before income tax.  Income before income tax was $964,000 for the six months ended September 30, 2009, compared to income before income tax of $1.0 million for the six months ended September 30, 2008. The decrease in income before income tax, as compared to the same period of prior year, is mainly due to the gains Mica-Tech realized during the six months ended September 30, 2008.

Income before income tax in the AML segment was $523,000 for the six months ended September 30, 2009, compared to $511,000 for the six months ended September 30, 2008. This increase is mainly attributable to increased revenues.

Income before income tax in the MPI segment was $430,000 for the six months ended September 30, 2009, compared to $113,000 for the six months ended September 30, 2008. This increase is mainly attributable to increased revenues.

Income before income tax in the Mica-Tech segment was $11,000 for the six months ended September 30, 2009, compared to income before income tax of $416,000 for the six months ended September 30, 2008. The significant reduction in income before income tax, as compared to the same period of prior year, is mainly due to the gains of $566,000 recognized during the six months ended September 30, 2008.

          Provision for income taxes. During the six months ended September 30, 2009, the company utilized its deferred tax assets reserve to record income tax expenses of $385,000. The company has no tax liability at the end of the period due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $416,000 for the six months ended September 30, 2008.

          Net income.  Net income was $579,000 or $0.05 per share, for the six months ended September 30, 2009, compared to net income of $624,000 or $0.06 per share, for the six months ended September 30, 2008.

Net income from the AML segment was $314,000 for the six months ended September 30, 2009 and $306,000 for the six months ended September 30, 2008.

Net income from the MPI segment was $258,000 for the six months ended September 30, 2009 and $68,000 for the six months ended September 30, 2008.

Net income from the Mica-Tech segment was $7,000 for the six months ended September 30, 2009 and $250,000 for the six months ended September 30, 2008.

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

At September 30, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at September 30, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At September 30, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $279,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired on December 31, 2008.

At September 30, 2009, we had $2.1 million in cash and cash equivalents.  For the six months ended September 30, 2009, our operating activities provided cash of approximately $830,000 as compared to $62,000 cash provided by our operating activities for the six months ended September 30, 2008.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $115,000 for the six months ended September 30, 2009 and $64,000 for the six months ended September 30, 2008.  Net cash used in financing activities was $217,000 for the six months ended September 30, 2009 and $166,000 for the six months ended September 30, 2008 due to paying off $190,000 toward outstanding notes payable, capital lease obligation, and existing line of credit and paying $27,000 to repurchase 38,600 shares of common stock at the weighted average price of $0.71 per share during the six months ended September 30, 2009.

We anticipate capital expenditures of approximately $500,000 in fiscal year 2010.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At September 30, 2009, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2009 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Director of Finance (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (September 30, 2009). Based on such evaluation, our Chief Executive Officer and Director of Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Director of Finance, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

There have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A.              Risk Factors

Not Applicable.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”) was held on September 10, 2009, in Camarillo, California.  Of the 10,616,065 shares eligible to vote, 8,943,354 shares, or 84%, appeared in person or by proxy and established a quorum for the meeting.  Two proposals, as described in our Proxy Statement, dated July 24, 2009, were approved at the meeting.  The following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

Nominees	Number of Shares

Jacob Inbar	For:	8,748,175
	Withheld:	195,179

Richard Flatow	For:	8,882,505
	Withheld:	60,849

Tiberiu Mazilu	For:	8,532,051
	Withheld:	411,303

Edwin J. McAvoy	For:	8,729,175
	Withheld:	214,179

Gerald M. Starek	For:	8,697,154
	Withheld:	246,200

2.	Ratification of the Appointment of Kabani & Company, Inc as our Independent Registered Public Accounting Firm:

Nominees	Number of Shares

Kabani & Company, Inc.	For:	8,727,321
	Against:	22,788
	Abstain:	193,245

Item 5.                 Other Information

None.

Item 6.                 Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: November 12, 2009

/s/: Heera Lee
By: Heera Lee, Director of Finance (Principal Financial Officer)	Dated: November 12, 2009

EXHIBIT INDEX

Exhibit Number	Description
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

2