Form 10-Q
period 2009-12-31
AML COMMUNICATIONS INC
filed 2010-02-11
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(-D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:      000-27250

AML COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0130894
(State or Other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1000 Avenida Acaso
Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 8, 2010: 10,675,915 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As on December 31, 2009	As on March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,945,000	$1,581,000
Accounts receivable, net	2,954,000	2,367,000
Inventories, net	3,360,000	3,290,000
Note receivable	5,000	7,000
Prepaid expenses	272,000	189,000
Deferred tax asset - current	1,144,000	867,000
Total current assets	10,680,000	8,301,000

Property and equipment, at cost	7,361,000	7,313,000
Less: Accumulated depreciation	(5,386,000)	(5,229,000)
Property and equipment, net	1,975,000	2,084,000

Deferred tax asset	2,972,000	3,916,000
Intangible Assets:
Technologies, net	1,632,000	1,778,000
Patents, net	57,000	75,000
Customer relationship, net	35,000	41,000
Trademarks and brand names	202,000	203,000
	1,926,000	2,097,000
Deposits	39,000	33,000
Total Assets	$17,592,000	$16,431,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$245,000	$496,000
Accounts payable	954,000	854,000
Current portion of notes payable and capital lease obligation	77,000	58,000
Short term note payable	48,000	-
Accrued expenses:
Accrued payroll and payroll related expenses	697,000	659,000
Other accrued liabilities	235,000	242,000
Total current liabilities	2,256,000	2,309,000

Long term notes payable	584,000	594,000
Capital lease obligations, net of current portion	121,000	-
Commitments

Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,675,915 and 10,654,665 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively. 38,600 shares held in treasury as of December 31, 2009	107,000	106,000
Capital in excess of par value	14,162,000	14,034,000
Retained earnings (Accumulated deficit)	389,000	(612,000)
Less: Treasury stock at cost	(27,000)	-
Total stockholders equity	14,631,000	13,528,000
Total Liabilities and stockholders equity	$17,592,000	$16,431,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
 CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Net sales	$4,265,000	$3,332,000	$12,073,000	$10,029,000
Cost of goods sold	2,158,000	1,949,000	6,333,000	5,667,000
Gross profit	2,107,000	1,383,000	5,740,000	4,362,000

Operating expenses:
Selling, general & administrative	867,000	679,000	2,414,000	2,144,000
Research and development	515,000	484,000	1,617,000	1,465,000
Total operating expenses	1,382,000	1,163,000	4,031,000	3,609,000

Income from operations	725,000	220,000	1,709,000	753,000

Gain on settlement of debt	-	-	-	567,000
Gain on sale of fixed assets	-	-	20,000	-
Other income/(Interest & other expense), net	(20,000)	(21,000)	(60,000)	(80,000)
Total other income (expense)	(20,000)	(21,000)	(40,000)	487,000
Income before provision for income taxes	705,000	199,000	1,669,000	1,240,000
Provision for income taxes	282,000	74,000	667,000	491,000
Net income	$423,000	$125,000	$1,002,000	$749,000

Basic earnings per common share	$0.04	$0.01	$0.09	$0.07

Basic weighted average number of shares of common stock outstanding	10,628,000	10,642,000	10,628,000	10,549,000

Diluted earnings per common share	$0.04	$0.01	$0.09	$0.07

Diluted weighted average number of shares of common stock outstanding	11,149,000	10,712,000	10,738,000	10,758,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Periods Ended
	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net income	$1,002,000	$749,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	478,000	523,000
Bad debt expense	1,000	4,000
Inventory reserves	25,000	(58,000)
Stock options compensation	117,000	97,000
Amortization	171,000	204,000
Gain on settlement of debt	-	(567,000)
Gain on sale of fixed assets	(20,000)	-
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(586,000)	387,000
Inventories	(95,000)	(437,000)
Other current assets	(89,000)	(99,000)
Deferred Tax Assets	667,000	490,000
Increase (decrease) in:
Accounts payable	99,000	(471,000)
Accrued income taxes	-	(27,000)
Accrued expenses	31,000	(315,000)
Net cash provided by operating activities	1,801,000	480,000

Cash Flows from Investing Activities:
Acquisition of property and equipment	(130,000)	(80,000)
Net cash used in investing activities	(130,000)	(80,000)

Cash Flows from Financing Activities:
Acquistion of treasury stock	(27,000)	-
Payments on line of credit	(252,000)	(295,000)
Payments on notes payable	(6,000)	(19,000)
Proceeds from exercise of stock options	12,000	75,000
Principle payments capital lease obligations	(34,000)	-
Net cash used in financing activities	(307,000)	(239,000)

Net increase in Cash and Cash Equivalents	1,364,000	161,000
Cash and Cash Equivalents, beginning of period	1,581,000	1,205,000
Cash and Cash Equivalents, end of period	$2,945,000	$1,366,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$63,000	$84,000
Income Taxes	$105,000	$85,000
Supplemental disclosure of non-cash flow investing and financing activity: Debt incurred to acquire property and equipment	$219,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Basis of Presentation

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of two reportable segments. AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. AML also includes MPI and is now reported as part of AML. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had two reportable segments – AML and Mica-Tech – for the nine month periods ended December 31, 2009 and December 31, 2008.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML including its MPI division and its wholly owned subsidiary Mica-Tech.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company had approximately 1,902,000 of granted stock options that were exercisable as of December 31, 2009 and approximately 1,763,000 of granted stock options and warrants exercisable at December 31, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended December 31, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$423,000	10,628,000	$0.04
Effect of dilutive securities:
Stock options		521,000
Diluted earnings per share:	$423,000	11,149,000	$0.04

Three months ended December 31, 2008 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$125,000	10,642,000	$0.01
Effect of dilutive securities:
Stock options & warrants		70,000
Diluted earnings per share:	$125,000	10,712,000	$0.01

Nine months ended December 31, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$1,002,000	10,628,000	$0.09
Effect of dilutive securities:
Stock options		110,000
Diluted earnings per share:	$1,002,000	10,738,000	$0.09

Nine months ended December 31, 2008 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$749,000	10,549,000	$0.07
Effect of dilutive securities:
Stock options & warrants		209,000
Diluted earnings per share:	$749,000	10,758,000	$0.07

4.	Accounts Receivable

Accounts receivable as of December 31, 2009 and March 31, 2009 are as follows:
	December 31, 2009 (Unaudited)	March 31, 2009

Accounts receivable	$3,054,000	$2,466,000
Allowance for bad debts	(100,000)	(99,000)
	$2,954,000	$2,367,000

5.	Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2009 (Unaudited)	March 31, 2009

Raw material	$2,886,000	$2,604,000
Work-in-process	589,000	873,000
Finished goods	234,000	137,000
Allowance for slow moving inventory	(349,000)	(324,000)
	$3,360,000	$3,290,000

6.	Property & equipment

Property and equipment are depreciated and amortized on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

Depreciation expense was $478,000 and $523,000 for the nine months ended December 31, 2009 and December 31, 2008, respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred.  When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment as of December 31, 2009 and March 31, 2009 consist of the following:

	December 31, 2009 (Unaudited)	March 31, 2009
Building	$800,000	$800,000
Machinery and equipment	5,656,000	5,631,000
Furniture and fixtures	209,000	192,000
Leasehold improvements	696,000	690,000
Accumulated depreciation	(5,386,000)	(5,229,000)
	$1,975,000	$2,084,000

7.	Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 (ASC 350) “goodwill and other intangible assets” and SFAS 144 (ASC 360) “accounting for the impairment or disposal of long lived assets”. Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the asset’s value has diminished. Under SFAS 144 (ASC 350), when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142 (ASC 350) intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine months ended December 31, 2009, the Company recognized no impairment.

At December 31, 2009, intangibles consisted of the following:

Intangibles (unaudited)	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(132,000)	$57,000
Existing Technology	2,504,000	(872,000)	1,632,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(15,000)	35,000
Trademarks and Brand Names	24,000	(3,000)	21,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,361,000)	$1,926,000

           At March 31, 2009, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(114,000)	$75,000
Existing Technology	2,504,000	(726,000)	1,778,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(9,000)	41,000
Trademarks and Brand Names	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,190,000)	$2,097,000

Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above.

For the intangible assets we acquired from the MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized and is subject to an annual impairment testing. Since AML acquired the stock of MPI, the amortization of separately identified intangibles is not deductible for tax purposes.  FAS 109 (ASC 740) requires the Company to set up a deferred tax liability for its separately identified intangibles and book the offset to goodwill.  When the Company was reviewing the purchase price allocation related to the Mica Tech acquisition during our 2008 fiscal year, it realized that it should have recorded a goodwill adjustment related to the separately identified intangibles that were established at the MPI acquisition. As a result, we recorded a proper adjustment to increase the value of subject intangible asset by $697,000 and associated amortization expense of $58,000 for the twelve months ended March 31, 2008 during our 2008 fiscal year. Furthermore, as per the comments the Company received from the Securities and Exchange Commission in March 2009, MPI recorded a one time catch-up entry of $162,000 to book amortization expense associated with the subject intangible assets for the period of June 19, 2004 through March 31, 2007. This entry was recorded in March 2009.

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

During the preparation of a Federal Income Tax return for the year ended March 31, 2008, the Company determined that Mica Tech had more attributes to be carried over into the Company’s tax return than were estimated in the FAS 109 (ASC 740) calculation for the year ended March 31, 2008.  As such, this change in estimation increased the Company’s deferred taxes for the additional attributes, such as R&D credits and NOL credits, reflected on the Company’s Federal Income Tax return filed for the year ended March 31, 2008. This tax adjustment resulted in a reduction in Mica-Tech’s intangibles by $615,000.

Amortization expense from continuing operation for the nine months ended December 31, 2009 was $171,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending December 31:
2010	$228,000
2011	$228,000
2012	$214,000
2013	$205,000
2014	$197,000

8.	Debt and lease commitments

Line of credit

At December 31, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at December 31, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At December 31, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $198,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired on December 31, 2008.

As of December 31, 2009, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo Bank. At December 31, 2009, the outstanding balance was $38,000 for the Santa Barbara Bank and Trust line and $9,000 for the Wells Fargo line. Our remaining borrowing capacity was $0 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of December 31, 2009.

Notes Payable

On February 3, 2006, the Company purchased the building that houses MPI located at 3350 Scott Blvd. Bldg #25, Santa Clara, California for a purchase price of $800,000.  The Company made a down payment of $160,000.  The building is being financed by a bank promissory note in the amount of $640,000 with 6.760% interest, payable in 83 regular payments of $4,425.88 each which includes principal and interest and one final payment of $556,594.48.  The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid.  The note payable is secured by the deed of trust on the building.  As of December 31, 2009 and March 31, 2009, the outstanding note amounted to $597,000 with $13,000 in current portion and $606,000 with $13,000 in current portion, respectively.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable.  The funds were used for working capital.  The promissory note bears interest at the rate of 10%.  Mica-Tech is required to make equal monthly payments of $25,000, which includes a principal and an accrued interest on the remaining principal balance.  Mica-Tech defaulted on its payments for the last nine months ended December 31, 2009 due to a cash deficiency.  The default was waived by the lender at no cost. The total amount remaining on the note at December 31, 2009 was $41,000.  Mica-Tech defaulted on the January 2010 payment as well and the note is currently due on demand.

Mica-Tech was advanced working capital from its former president and a major shareholder, Steven Ow, over a period of time which totaled $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of December 31, 2009, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment. The amount was included under accounts payable as Mr. Ow was not associated with the Company at December 31, 2009.

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008, and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $155,000 and $184,000 during the nine months ended December 31, 2009 and 2008, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending December 31,
2010	$210,000
2011	214,000
2012	218,000
2013	223,000
2014	227,000
Thereafter	76,000
$1,168,000

Capital Lease Obligations

In June 2009, the Company had entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period
ended December 31, 2009	$207,000
Less: approximate amount representing interest	(22,000)
Present value of minimum lease payments	185,000
Less: current portion	(64,000)
Non current portion	$121,000

9.	Equity Transactions

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $117,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2009 and $97,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months ended December 31, 2008. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In 1995, the board of directors approved the creation of the 1995 Stock Option Plan.  In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan").  The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 2,087,900 shares as of December 31, 2009. The number of shares initially approved for issuance under the 2005 Plan was 150,000 shares of our common stock. The Company filed a registration statement on Form S-8 with the SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Pursuant to the 2005 Plan, during the nine months ended December 31, 2009, the Company granted 168,500 stock options to the Company’s employees and two external directors of AML, as follows:

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

The following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2009	2,924,450	$1.07
Granted	168,500	0.90
Forfeited	531,500	0.95
Exercised	21,250	0.56
Outstanding, December 31, 2009	2,540,200	$0.97	$1,199,000

The following is a summary of the status of options outstanding at December 31, 2009:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	74,950	4.41	$0.15	74,950	$0.15
$0.51 - $1.00	1,781,750	5.73	$0.91	1,420,000	$0.92
$1.01 - $2.00	667,500	6.90	$1.16	391,416	$1.19
$2.01 - $5.00	16,000	0.44	$3.13	16,000	$3.13
$0.11 - $5.00	2,540,200	6.03	$0.97	1,902,366	$0.96

For options granted during the nine months ended December 31, 2009, the weighted-average fair value of such options was $0.56.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on September 10, 2009:

35,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	2.28%
Expected life of the options	3.50 years
Expected volatility	73.41%
Expected dividend yield	0

50,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.00 years
Expected volatility	63.49%
Expected dividend yield	0

53,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.50 years
Expected volatility	72.59%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.25 years
Expected volatility	72.74%
Expected dividend yield	0

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2009	1,143,019	1.20	1.84 Years
Granted	168,500	0.90
Forfeited	(460,500)	1.49
Vested	(213,185)	0.98
Exercised	-	-
Non-vested – December 31, 2009	637,834	0.99	1.82 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $304,000, which is expected to be recognized over a period of 2.29 years.

Warrants

No warrants were outstanding as of December 31, 2009.

10.	Segments

The Company has two reportable segments consisting of (1) AML and (2) Mica-Tech. Our AML segment includes the Camarillo operations which manufactures and sells low noise and high power amplifiers with frequencies that range from 10MHz to 40GHz and the Santa Clara operations which manufactures and sells solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 0.5W to 300W. Our Mica-Tech segment designs, manufactures and markets an intelligent satellite communication system that provides a highly reliable and secure communications link between remote sites and control centers, utilizing Supervisory Control And Data Acquisition (SCADA) technology. The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

The following is information for the Company’s two reportable segments for the nine month periods ended December 31, 2009 and December 31, 2008.

	Nine Month Periods Ended
(In thousands)	December 31, 2009 (Unaudited)	December 31, 2008 (Unaudited)
Revenue from unrelated entities
AML	$11,699	$9,558
Mica-tech	374	471
	$12,073	$10,029

Income (loss) from operations
AML	$1,690	$952
Mica-tech	19	(199)
	$1,709	$753

Income tax benefit (expense)
AML	$(662)	$(355)
Mica-tech	(5)	(136)
	$(667)	$(491)

Net income
AML	$995	$532
Mica-tech	7	217
	$1,002	$749

Provision for depreciation and amortization
AML	$583	$623
Mica-tech	66	104
	$649	$727

Capital expenditures
AML	$130	$80
Mica-tech	-	-
	$130	$80

	December 31, 2009 (Unaudited)	March 31, 2009
Total Assets
AML	$16,438	$9,979
Mica-tech	1,154	1,423
	$17,592	$16,431

11.	Major customers and vendors

Three customers provided an aggregate 33.1% and 37.7% of the Company’s total net revenue for the nine months ended December 31, 2009 and 2008, respectively.  Total accounts receivable due from these customers was approximately $1.3 million as of December 31, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for an aggregate 23.2% and 32.6% of the Company’s total net purchases for the nine months ended December 31, 2009 and 2008, respectively.  Total accounts payable due to these vendors was $79,000 as of December 31, 2009.

12.	Repurchase of the Company Shares

On May 13, 2009, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock.  Purchases are being made in the open market as determined by AML management and in accordance with Securities and Exchange Commission requirements.  As of the close of business on December 31, 2009, the Company repurchased 38,600 shares of common stock at the weighted average price of $0.71 per share.

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

Overview

Our business is comprised of two reportable segments, AML Communications, Inc. (“AML”) and Mica-Tech, Inc (“Mica-Tech”).  AML designs, manufactures, and markets specialized RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market.  AML represented 95.6% of our 2009 net revenue.  Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 4.4% of our 2009 net revenue.

AML segment includes our Camarillo operation which produces low noise amplifiers and integrated sub assemblies with frequencies that range from 10 MHz to 40 GHz and our Santa Clara operation which produces microwave high power amplifiers with frequencies that range from 1 to 40 GHz with output power from 0.5W to 300 W.  In February 2001, we made a strategic decision to focus our resources on the defense markets.  As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products.  The results of this strategy have been an increase in revenues for defense related products, from $3.7 million in fiscal 2003 to $12.7 million in fiscal 2009.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net sales.  Net sales for the three months ended December 31, 2009 were approximately $4.3 million, compared to approximately $3.3 million for the three months ended December 31, 2008, representing an increase of $1.0 million. Our revenue growth was mainly driven by $1.0 million of products delivered to the Unmanned Aerial Vehicles (UAV) market during this period and $560,000 of products delivered for the $1.5 million order we have previously received from an Italy company. Growth took place in both short and long term programs as well as through the addition of new customers.  The Company has invested significant resources in diversifying the composition of orders by developing products that target large, multi-year programs. Large program orders we have previously announced have reached manufacturing maturity and are positively impacting our revenues.  Mica-Tech’s revenues decreased by $37,000 as a result of a reduction in hardware sales.  Sales of the UltraSatNet, Mica-Tech’s satellite based control and communication system that addresses efficient utilization of the electric power grid, currently has encountered slow penetration in the traditional utilities market, primarily due to the conservative nature of utilities

Gross profit.  Gross profit for the three months ended December 31, 2009 was approximately $2.1 million, or 49.4% of net sales, compared to a gross profit for the three months ended December 31, 2008, of approximately $1.4 million, or 41.5% of net sales. Gross profit, as a percentage of net sales, increased by $724,000 or 52.3% between the two periods mainly due to benefits of investments made in manufacturing process automation and consequently a reduction of direct labor costs.

Selling, general, and administrative costs.  Selling, general and administrative costs for the three months ended December 31, 2009 were $867,000, or 20.3% of net sales, compared to $679,000, or 20.4%of net sales, for the three months ended December 31, 2008, representing an increase of $188,000. Selling, general and administrative costs for AML increased by $224,000, compared to the same period of the prior year, due to increased spending in commission expenses, investor relations, and payroll related expenses. Mica-Tech’s administrative cost has been reduced by $36,000 mainly due to a reduction in payroll related expenses and building lease expenses as a result of cost management and reduced headcounts at Mica-Tech. To reduce operating costs, we relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs for the three months ended December 31, 2009 were $515,000, or 12.1% of net sales, compared to $484,000, or 14.5% of net sales, for the three months ended December 31, 2008, representing an increase of $31,000. AML’s R&D expenses increased by $31,000 as a result of increased payroll related expenses due to additional headcount and other benefits. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders.

Other net income.  We recorded a net other expense of $20,000 and $21,000 for the three month periods ended December 31, 2009 and December 31, 2008, respectively, due to interest expense associated with notes payable and lines of credit.

Income before income tax.  Income before income tax was $705,000 for the three months ended December 31, 2009, compared to income before income tax of $199,000 for the three months ended December 31, 2008. The significant increase in income before income tax, as compared to the same period of prior year, is mainly due to increased revenues and increased gross margins due to investments in automation.

Income before income tax in the AML segment was $704,000 for the three months ended December 31, 2009, compared to $262,000 for the three months ended December 31, 2008. This increase is mainly attributable to increased revenues and increased gross margins.

Income before income tax in the Mica-Tech segment was $1,000 for the three months ended December 31, 2009, compared to loss before income tax of $63,000 for the three months ended December 31, 2008. Mica-Tech’s income before income tax was improved, as compared to the same period of prior year, mainly due to reduction in selling and administrative expenses.

Provision for income taxes. During the three months ended December 31, 2009, the company utilized its deferred tax assets reserve to record income tax expenses of $282,000. The company has no tax liability as of December 31, 2009 due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $74,000 during the three months ended December 31, 2008.

Net income.  Net income was $423,000 or $0.04 per share for the three months ended December 31, 2009, compared to net income of $125,000, or $0.01 per share for the three months ended December 31, 2008.

Net income from the AML segment was $422,000 for the three months ended December 31, 2009 and $163,000 for the three months ended December 31, 2008.

Net income from the Mica-Tech segment was $1,000 for the three months ended December 31, 2009, compared to net loss of $38,000 for the three months ended December 31, 2008.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Net sales.  Net sales for the nine months ended December 31, 2009 were approximately $12.1 million, as compared to net sales of $10.0 million for the nine months ended December 31, 2008, an increase of $2.0 million or 20.4%. AML’s revenues increased by $2.1 million or 22.4% mainly due to products delivered to the Unmanned Aerial Vehicles (UAV) market during this period and a commencement of high level production for the $1.5 million order they have previously received from an Italy company. Growth took place in both short and long term programs as well as through the addition of new customers.  The Company has invested significant resources in diversifying the composition of orders by developing products that target large, multi-year programs. Large program orders we have previously announced have reached manufacturing maturity and are positively impacting our revenues.  Mica-Tech’s revenues decreased by $97,000 or 20.7% as a result of a reduction in hardware sales. Sales of the UltraSatNet, Mica-Tech’s satellite based control and communication system that addresses efficient utilization of the electric power grid, currently has encountered slow penetration in the traditional utilities market, primarily due to the conservative nature of utilities, and Mica-Tech received less orders for hardware sales from current and new customer compared to the same period last year.

Gross profit.  Gross profit for the nine months ended December 31, 2009 was approximately $5.7 million, or 47.5% of net sales, as compared to a gross profit of $4.4 million, or 43.5% of net sales for the nine months ended December 31, 2008. Utilization of automated equipment, coupled with the reduction in manual operations, has enhanced our ability to increase shipments with reduced costs and improved manufacturing efficiencies.

Selling, general and administrative costs.  Selling, general, and administrative costs were $2.4 million, or 20.0% of net sales, for the nine months ended December 31, 2009, as compared to $2.1 million, or 21.4% of net sales, for the nine months ended December 31, 2008.  Selling, general and administrative costs for AML increased by $448,000, compared to the same period of the prior year, mainly due to increased spending in investor relations, salary and related benefits and commission expenses. Mica-Tech’s administrative cost has been reduced by $178,000, as compared to the same period of the last year, due to decrease in payroll related expenses, amortization expense on its intangible assets, and other operating expenses. To reduce operating costs, we have relocated the Mica-Tech operation to the AML facility in May 2008.

Research and development costs.  Research and development costs were $1.6 million or 13.4% of net sales, for the nine months ended December 31, 2009, as compared to $1.5 million or 14.6% of net sales, for the nine months ended December 31, 2008.  AML’s R&D expenses increased by $174,000 due to increased payroll related expenses and R&D supplies. Mica-Tech’s R&D expenses are reduced by $22,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other net income.  We recorded a net other expense of $40,000 for the nine months ended December 31, 2009 and a net other income of $487,000 for the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we incurred $60,000 in interest expenses that were associated with notes payable and lines of credit and realized a gain on sale of fixed assets of $20,000. During the nine months ended December 31, 2008, Mica-Tech realized a gain of $521,000 from the settlement of a promissory note and a gain of $45,000 from the settlement of royalties due to Southern California Edison. These are considered a one-time event.

Income before income tax.  Income before income tax was $1.7 million for the nine months ended December 31, 2009, compared to income before income tax of $1.2 million for the nine months ended December 31, 2008. The increase in income before income tax, as compared to the same period of prior year, is mainly due to increased revenues and increased gross margins due to investments in automation.

Income before income tax in the AML segment was $1.7 million for the nine months ended December 31, 2009, compared to $886,000 for the nine months ended December 31, 2008. This increase is mainly attributable to increased revenues.

Income before income tax in the Mica-Tech segment was $12,000 for the nine months ended December 31, 2009, compared to income before income tax of $353,000 for the nine months ended December 31, 2008. The significant reduction in income before income tax, as compared to the same period of prior year, is mainly due to the gains of $566,000 recognized during the nine months ended December 31, 2008.

Provision for income taxes. During the nine months ended December 31, 2009, the company utilized its deferred tax assets reserve to record income tax expenses of $667,000. The company has no tax liability at the end of the period due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $491,000 for the nine months ended December 31, 2008.

Net income.  Net income was $1.0 million or $0.09 per share, for the nine months ended December 31, 2009, compared to net income of $749,000 or $0.07 per share, for the nine months ended December 31, 2008.

Net income from the AML segment was $995,000 for the nine months ended December 31, 2009 and $532,000 for the nine months ended December 31, 2008.

Net income from the Mica-Tech segment was $7,000 for the nine months ended December 31, 2009 and $217,000 for the nine months ended December 31, 2008.

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

At December 31, 2009, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at December 31, 2009; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At December 31, 2009, we had an outstanding balance of $0 under the accounts receivable agreement and $198,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired on December 31, 2008.

At December 31, 2009, we had $2.9 million in cash and cash equivalents.  For the nine months ended December 31, 2009, our operating activities provided cash of approximately $1.8 million as compared to $480,000 cash provided by our operating activities for the nine months ended December 31, 2008.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $130,000 for the nine months ended December 31, 2009 and $80,000 for the nine months ended December 31, 2008.  Net cash used in financing activities was $307,000 for the nine months ended December 31, 2009 and $239,000 for the nine months ended December 31, 2008 due to paying off $292,000 toward outstanding notes payable, capital lease obligation, and existing line of credit and paying $27,000 to repurchase 38,600 shares of common stock at the weighted average price of $0.71 per share during the nine months ended December 31, 2009.

We anticipate capital expenditures of approximately $500,000 in fiscal year 2010.  We believe that funds for these expenditures will be provided by our operating activities.  However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank.  At December 31, 2009, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2009 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (December 31, 2009). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments during the quarter ended December 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: February 11, 2010

/s/: Heera Lee
By: Heera Lee, Principal Financial Officer	Dated: February 11, 2010

EXHIBIT INDEX

Exhibit Number	Description
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