Form 10-K
period 2010-03-31
AML COMMUNICATIONS INC
filed 2010-06-25
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

The aggregate market value of the registrant's common stock, par value $0.01 per share, held by non-affiliates of the registrant on September 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $7,083,509 (based on the closing sales price of the registrant's common stock on that date).

As of June 9, 2010, 10,735,915 shares of the registrant's common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AML Communications, Inc.

Index to Form 10-K
For the Fiscal Year Ended March 31, 2010

INTRODUCTORY NOTES—FORWARD LOOKING STATEMENTS AND CERTAIN TERMINOLOGY

Some of the statements made by us in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and particularly in the section entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from those expressed in any forward looking statement made by us include, but are not limited to:

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

PART I

ITEM 1.  BUSINESS

Introduction

AML Communications (the “Company” or “we”) currently design, manufacture, and market radio frequency (RF) and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the Defense Electronic Warfare Market. Our business is comprised of two reportable segments, AML Communications, Inc. (AML) and Mica-Tech, Inc. (Mica-Tech).

AML Communications, Inc. (AML) designs, manufactures, and markets amplifiers and related products for the defense microwave. AML also includes Microwave Power, Inc. (“MPI”), which previously was a separately reported segment. Our defense industry products are used primarily in electronic systems for tactical aircraft, ships, ground systems, and missile systems. These products are sold directly by us as well as through independent sales representatives. Our key customers include Raytheon, Lockheed Martin, Northrop Grumman, L-3 Communications, BAE, and others. The Company’s extensive range of microwave low noise amplifiers and power amplifiers can be found in leading defense projects, such as the United States Air Force’s Miniature Air Launched Decoy (MALD™ and MALD™ -J), a lightweight, unmanned aerial vehicle decoy with jamming capability developed by the Raytheon Company.

On April 11, 2007, we acquired a controlling interest of Mica-Tech, Inc. (Mica-Tech) and subsequently acquired the remaining interest on February 19, 2008. Our wholly owned subsidiary Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. We had two reportable segments – AML and Mica-Tech – for the twelve month periods ended March 31, 2010 and March 31, 2009.

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

In August 1999, we received our ISO 9001 certification, a uniform worldwide quality management system standard and undertook the transition of our production technology from traditional batch assembly to a flexible, self-balancing, one-piece flow process.

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

We believe our future success depends upon our ability to broaden our product offerings, continue to increase our defense microwave customer base, and capture volume product delivery opportunities with high gross margins. While we continually attempt to expand our customer base, we cannot give any assurance that our customers, including one or more major customers, will not reduce, delay, or eliminate their purchases from us. Such a reduction, including one from a major customer, would have a material adverse effect on our business, results of operations, and financial condition. Additionally, our future depends on our ability to generate new products, mostly as part of a standard line of products (i.e., products we developed that are intended to be sold to many customers).

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

Business Strategy

The return of Jacob Inbar and the other AML co-founders in February 2001 resulted in the re-direction of our business focus toward the defense markets. As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products. The result of this strategy is an increase in revenues for defense-related products from $3.7 million in our 2003 fiscal year to $15.8 million in our 2010 fiscal year.

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

On May 25, 2004, we signed a definitive agreement for the acquisition of Microwave Power, Inc. which was completed on June 18, 2004. The total consideration for the acquisition was $3,028,000. Pursuant to the acquisition agreement, we issued 2,117,108 shares of our common stock as consideration for the acquisition and 21,174 shares to a broker. MPI operates as our division from its facility in Santa Clara. On February 3, 2006, we purchased the building that houses MPI, which is located at 3350 Scott Blvd. Bldg. 25 in Santa Clara, California, for a purchase price of $800,000. The building is being financed by the Bank of America in the form of a promissory note in the amount of $640,000 and we are paying the loan in 83 regular payments of $4,425.88 each and one irregular last payment of $556,594.48. Our final payment is due on February 10, 2013 and will be for all principal and interest not yet paid. Payments include principal and interest.

The MPI acquisition was driven by a number of key factors, including:

1)
Technologically, MPI’s semi-monolithic, gold filled vertical interconnect accesses (VIAs), air bridge and microwave-monolithic-ceramic (MMCC) technology provide access to processes that we believe are complementary and additive to those available to AML prior to the acquisition.

2)
MPI’s product base addresses higher power and higher frequency sectors of the microwave market. This acquisition was intended to strengthen our product offerings to this market by adding higher power microwave amplifiers.

MPI has been fully integrated into our Defense segment and now is being reported as part of the AML segment which is one of the Company’s two reporting business segments.

On April 11, 2007, we completed the acquisition of a controlling position in Mica-Tech, Inc., in a cash-for-stock transaction. Under the terms of the agreement, AML purchased 51% or 4,146,400 newly-issued shares of Mica-Tech’s outstanding common stock for an aggregate price of $800,000. On February 19, 2008, we subsequently acquired the remaining interest in Mica-Tech or 49% of the outstanding common stock of Mica-Tech. Following the acquisition, Mica-Tech became a wholly-owned subsidiary of our Company. The Mica-Tech shareholders in the aggregate received $1,000 for their Mica-Tech common stock. In addition, we granted approximately 1,310,000 shares of options and warrants to purchase our common stock to 49% shareholders and other current employees. These options and warrants were exercisable upon achievement of certain performance based targets.

Mica-Tech is a wholly-owned subsidiary company representing 3.1% of the Company’s revenue which, in addition to AML, is the second of its two reporting business segments.

Markets

AML Communications, Inc. Segment

We sell our RF/Microwave amplifier products and subsystems primarily into various segments of the Defense Electronic Warfare Market. In our 2010 fiscal year, the AML segment accounted for 96.9% of the Company’s total revenues, which were mainly derived from the defense microwave market.

We serve the defense electronic warfare industry with micro-electronic components for communications, surveillance, jamming, radar and electronic countermeasures which are used in systems. Our large, highly diversified customer base includes U.S. blue chip defense contractors Raytheon, Lockheed Martin, Northrop Grumman, L-3 Communications, BAE, and others.

Modern warfare now requires unconventional tactics, technology, weaponry and counter measures. It is a sector offering long-term growth that includes Unmanned Aerial Vehicle (UAV), or drones, used for operations, and decoys. AML also produces micro-electronic components for radars in missile systems, and fighter aircraft. The Company is a major supplier to the U.S. Air Force’s Miniature Air Launched Decoy (MALD) program, and AML recently announced it delivered upgrade prototype components for the U.S. Patriot Anti-Missile System and earlier announced it is a supplier Northrop Grumman’s Extended Range/Multiple Purpose UAV Program.

The Company’s sales within the Defense Market are identified as Defense Programs and Catalog Sales.

Defense Programs

Defense Programs include specialized micro electronic systems and subsystems the Company develops for various defense electronic warfare systems as part of a long term program. Customers are large “prime” defense contractors, and AML often designs, develops and produces prototype components initially, for new or upgraded defense systems in electronic communications, surveillance, jamming, radar and electronic countermeasures.

As part of the defense program project process, the delivery of those prototypes leads to the Company producing production samples, which if accepted and integrated into the large project system, leads to larger, multi-year program production contracts.

The Program process gestation period from concept to design to prototype to mass production can take from 1 to 5 years, and may lead to a 3 to 20-year program production life. This work is highly specialized and customized, and gross margins are in the range of 45 – 50%. AML is the sole source provider for 70% of its Program sales.

Catalog Sales

Catalog Sales represent the biggest source of new customers. Catalog Sales may lead to Program business and unlike Program business, is a steady source of bookings. The catalog contains over 2,000 products and is growing. The Company issued its latest catalog edition in May 2010. Catalog Sales are booked from a large customer’s base, varying from 50 to 100 customers quarterly.

Sales are handled by an inside applications engineer group and by third-party manufacturer’s representatives, approximately twenty in the U.S. and twelve in foreign markets including France, Germany, UK, Spain, Italy and others.  AML typically averages a 60-day turnaround on orders.

Contrasted with the relatively much larger Defense Programs sales, Catalog sales are a source of stable cash flow.

Mica-Tech, Inc. Segment

The Mica-Tech segment accounted for 3.1% of the Company’s total revenues in our fiscal 2010 year. Mica-Tech designs, manufactures, and markets an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The satellite system is marketed to power utility companies and enables remote control of substations for reducing black-outs and enhancing power/load regulation during peak demand hours.

Products

AML Communications, Inc. Segment

During the year, we designed and/or manufactured low noise, power amplifiers and subsystems that were sold primarily into the Defense Electronic Warfare Market.

Defense Microwave Amplifiers.  Our Camarillo operations produce standard catalog and custom hybrid microwave amplifiers and subsystems. We also produce derivative products that are based upon minor modifications of catalog items. The frequencies for these products range from 10 MHz to 40 GHz. Power levels range from less than one milliwatt to several hundred watts. Integration of a number of amplifiers and other microwave components built by AML address the subsystem markets.

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

Our Santa Clara operations manufacture solid state microwave amplifiers operating in the frequency range from to 1 to 40 GHz with output power from 0.5W to 300W. Its proprietary technology Microwave Monolithic Ceramic Circuits (MMCC) is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters and test instrumentation. Most of the units are available either rack mounted or as connectorized modules.

Our power amplifiers manufactured in Camarillo range in price from $500 up to $10,000 per amplifier and the transmit power amplifiers manufactured in Santa Clara range in price from $2,000 to over $45,000 per amplifier, depending upon the technology, complexity, quantity, and implementation.

Mica-Tech, Inc. Segment

Satellite Communication System for Electric Grid Control and Demand Response Solutions.  The Mica-Tech UltraSatNet system allows for efficient and secure electric grid control. The technology is designed to offer highly reliable operations. Existing and potential customers are electric utilities serving large service areas.

Customers

AML Communications, Inc. Segment

AML sells products to defense OEM manufacturers worldwide and system integrators primarily in the defense sector including specialized test equipment manufacturers. The list of customers includes Raytheon, Celestica Aerospace Technologies Corporation, Lockheed Martin, L3 Communications, BAE, and Northrop Grumman. Additionally we export our products to major OEM’s in the France, Israel, Germany, Spain, Turkey, Singapore, Italy, Japan, and UK. The Company seeks and was successful in securing contracts with its major customers that span over a number of years. These program-based contracts remain the focus of our marketing strategy.

For the fiscal year ended March 31, 2010, our largest customer for the AML segment was Celestica Aerospace Technologies Corporation; which accounted for approximately 16.8% of net sales. Selex Sistemi Integrati S.p.A in Italy was our second largest customer accounting for approximately 7.9% of net sales. For the fiscal year ended March 31, 2009, our largest customer was Raytheon, which accounted for approximately 22.6% of net sales. Versys was our second largest customer accounting for approximately 5.5% of net sales. The loss of either of the top two AML customers in the 2010 fiscal year, or a significant loss, reduction, or rescheduling of orders from any of our customers could have a material adverse effect on our business, results of operations and financial condition. The largest customer for our Mica-Tech segment was Tri-State Generation and Transmission Association, which accounted for approximately 2.1% of net sales.

We rely heavily on obtaining new customers. The rate for new defense microwave customers during our 2010 fiscal year was approximately 10 new customers per quarter for the AML segment, compared to approximately 12 new customers per quarter for the fiscal year ended March 31, 2009.

Mica-Tech, Inc. Segment

Mica-Tech sells and markets its products to domestic electric utilities. Utilities serving Southern California, New Mexico, Colorado, Wyoming, Nebraska, and Arizona are currently the major customers. Mica-Tech has demonstrated its system to utilities serving Nevada, Texas, Georgia and Florida and continues to market its products to other US based utilities. The largest customer for our Mica-Tech segment was Tri-State Generation and Transmission Association, which accounted for approximately 2.1% of all AML net sales.

Marketing and Distribution; International Sales

We sell our AML products through a combination of a technically proficient internal sales and marketing resources and a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the defense microwave markets. Both the internal sales and marketing personnel and the independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the independent sales representatives receive support from our internal sales and marketing personnel, which currently consists of four people.

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

During the fiscal year ended March 31, 2010, international sales were $4.9 million or 30.2% of net sales as compared to international sales of $2.9 million or 21.9% of net sales for the fiscal year ended March 31, 2009. During the fiscal year, we exported our products to major OEM’s in the France, Israel, Germany, Spain, Turkey, Singapore, Italy, Japan, and UK.

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2010:

(Dollars in thousands)	AML		Mica-Tech		Total
International Sales	$4,923	30.2%	$—	—	$4,923	30.2%
Domestic sales	10,881	66.7	513	3.1%	11,394	69.8
Total Sales	$15,804	96.9%	$513	3.1%	$16,317	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2009:

(Dollars in thousands)	AML		Mica-Tech		Total
International Sales	$2,907	21.9%	$—	—	$2,907	21.9%
Domestic sales	9,794	73.7	587	4.4	10,381	78.1
Total Sales	$12,701	95.6%	$587	4.4%	$13,288	100.0%

Warranty

Our warranty varies by product type and typically covers defects in material and workmanship for one year from the date of delivery. We perform warranty obligations and other maintenance services at our facility in Southern California and our facility in Northern California.

Product Development

Our AML segment invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased efficiency in the RF amplification process as well as seeking to reduce the cost and increase the manufacturing efficiency of our new and existing products. The acquisition of MPI has added to our existing technology, with their semi-monolithic, gold filled via’s, dielectric bridge and microwave-monolithic-ceramic (MMCC) technology processes.

The Mica-Tech segment of the company has invested in development of the next generation UltraSatNet system that allows enhanced capabilities including higher data rate, voice channel, GPS synchronization and advanced Subsystem Automation System (SAS) functions.

Our combined research and development staff consisted of 16 people as of March 31, 2010. Expenditures for research and development amounted to approximately $2,152,000 in our 2010 fiscal year and $1,932,000 in our 2009 fiscal year.

Competition

AML Communications, Inc. Segment

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

We believe AML is well positioned competitively, with extensive knowledge of microwave integrated circuits (IC’s) and our proprietary Microwave Monolithic Ceramic Circuits (MMCC) technology. Additionally, we are vertically integrated, from product definition, design, manufacture and marketing, which ensures supply chain efficiency and quality control enhancing on-time product delivery that meets customer specifications.

We have long standing relationships with customers, and as a niche supplier both in the U.S. and overseas markets, have an established reputation for quality and reliability. AML is led by a senior management of veteran industry executives that have served the Company since 1986.

We have experienced significant price competition and expect price competition in the sale of RF/Microwave amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors will offer new and existing products at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to better withstand sustained price competition or a market downturn. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise. To mitigate these risks, the Company chose to diversify across products, customers and geography.

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

ISO 9001 is a uniform worldwide Quality Management System (QMS) standard. Numerous customers and potential customers throughout the world, particularly in Europe, require their suppliers be ISO certified. In addition, many customers require their suppliers to purchase components only from subcontractors that are ISO certified. We are currently certified to the ISO 9001 standard.

AS9100 is a Quality Management System (QMS) standard specific to the aerospace industry. The current version, AS9100 Rev. B published in 2004, includes ISO 9001:2000 standard verbatim and adds supplementary requirements that apply to the aerospace industry. These supplementary requirements emphasize areas that impact process and service safety, quality and reliability for aerospace products. It is designed to meet the complex and unique demands of the aerospace industry, from commercial aviation to defense and include several additional requirements to ISO 9001 that participating aerospace OEM companies felt were necessary to clearly define their expectations for aerospace suppliers. The aircraft and aerospace industries have recognized AS9100 as a means for continually improving quality and on-time delivery within their supply chain.

In May 2010, AML was certified to the AS9100 Quality Management System standard specific to the aerospace industry which includes the ISO 9001:2000 standard requirements.

 Our other manufacturing facility is located in Santa Clara, California. Depending on the specific requirements, the Santa Clara operations use a combination of three basic technologies: (1) Integration of internally matched GaAs FETs using MICs (Microwave Integrated Circuits), (2) Integration of GaAs Monolithics (MMIC’s) using various techniques, including Multi-Chip Modules, and (3) our own proprietary MMIC (Microwave Monolithic Integrated Circuits) technology. We manufacture in house all the ceramic integrated circuits, both MIC’s and MMIC’s.

Mica-Tech manufactures the UltraSatNet system from purchased components. Mica-Tech’s manufacturing facility was moved into the AML Camarillo headquarters in May 2008. The manufacturing process involves in house assembly capabilities and outside specialized printed circuit board/printed wire board assemblies.

Suppliers

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. These single source suppliers consist of Spectrum Control for their filters, Mimix for MMIC parts, Johanson Technologies for their ceramic capacitors, Sandvik Osprey LTD for their osprey materials, and Excelics Semiconductor Inc. and Fujitsu for their semiconductors. Although we did not experience shortages during our 2010 fiscal year, we have experienced this in the past, and may again in the future, experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules, which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

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

The proprietary technologies of our Santa Clara operations and Mica-Tech segment are primarily protected through patent and trade secret protection. We owned three U.S. issued patents and one foreign patent, and these four patents expired at various dates from May 2007 to September 2009. We had no patent applications pending at March 31, 2010. Additionally, MPI has two registered trademarks: the MPI Company logo, and the term “MMCC” (monolithic microwave ceramic circuits).

We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may, and have, left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor in spite of such protections could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 31, 2010, we had 88 full-time employees, including 16 in research and development; 51 in manufacturing, production engineering, and quality assurance; 16 in administration; and 5 in sales, marketing, order entry, and customer support. We believe the success of our business depends, in part, on our ability to attract and retain qualified personnel, particularly qualified scientific, technical and key management personnel. Our employees are not governed by collective bargaining agreements. We believe our relationships with our employees are good.

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

We are subject to and comply with federal regulations pertaining to health and safety, employment, privacy, and related regulations pertinent to all businesses.  While we are not directly subject to regulation by the Federal Energy Regulatory Commission (FERC) or any state public utility commissions, these commissions have oversight of regional grids and electric utilities. The FERC must approve all wholesale products purchased by regional grids, and state commissions may be involved in approval of transactions with electric utilities.

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

Risks Associated With Our Business

Most of our sales are made to the defense industries, both domestic and foreign. Our business and financial results could be adversely affected if defense spending is curtailed, which would cause the value of your investment to decline.

As a percentage of total revenues, our net sales to our two largest customers, Celestica Aerospace Technologies Corporation and Selex Sistemi Integrati  S.p.A., during the fiscal year ended March 31, 2010 totaled approximately 24.7%, accounting for $4.0 million of our revenues in our 2010 fiscal year. These customers rely on the defense industry for orders and the defense industry relies upon the United States and foreign governments for funding. Changes in funding may occur if there is a change in the current administration or the government reduces defense spending. A decrease in business from the defense industry to our customers would have a material adverse effect on our results of operations and financial condition and the value of your investment.

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

We completed our acquisition of Microwave Power, Inc. on June 18, 2004.  We acquired a controlling interest of Mica-Tech, Inc. on April 11, 2007 and subsequently the remaining interest on February 19, 2008. As part of our business strategy, we expect to continue to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, or enhance our technical capabilities, or that may otherwise offer growth opportunities. If we buy other businesses, products or technologies in the future, we could:

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

Adverse changes in the political and economic policies of the governments of foreign countries in which we have sales could have a material adverse effect on the overall economic growth of such countries, which could reduce the demand for our products and materially and adversely affect our competitive position.

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

ITEM 2.  PROPERTIES

Our AML administrative, engineering, and manufacturing facility is located in a 25,017 square foot leased building in Camarillo, California. The current lease for this property expires in April 2015. Our Santa Clara operations operate in a 3,868 square foot industrial/office condominium located at 3350 Scott Boulevard in Santa Clara, California. We purchased this building on February 3, 2006. We relocated the Mica-Tech operations to the AML facility in May 2008. We believe that our current facilities are in reasonable condition and provide adequate expansion capabilities.

ITEM 3.  LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. Other than the proceeding described below, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

Mistral Solutions PVT, LTD. v. Mica-Tech, Inc. and AML Communications, Inc. (Ventura County Superior Court Case No. 56-2010-00368443-CU-BC-VTA).  On February 25, 2010, Mistral Solutions PVT, LTD. (“Mistral”) filed a Complaint in Ventura County Superior Court against Mica-Tech, Inc. (“Mica-Tech”) and AML Communications, Inc. (“AML”).  On February 26, 2010, Mistral filed a First Amended Complaint against Mica-Tech and AML, alleging causes of action for (1) breach of written contract, (2) breach of oral contract, (3) open book account, (4) account stated, (5) for goods sold and delivered, (6) reasonable value, (7) conversion, (8) intentional misrepresentation, and (9) misappropriation of trade secrets.  The Complaint arises out of a purchase order entered into between Mistral and Mica-Tech for the use of Mistral’s engineers and support staff to develop software to be used in satellite-based systems.  Mistral is claiming special damages, including $303,413.30 on the purchase order, consequential damages, punitive damages, possession of personal property, preliminary and permanent injunctions as to Mistral’s trade secrets, attorneys’ fees, prejudgment interest and costs.  Mica-Tech and AML deny the claims and intend to vigorously defend against them.  On May 3, 2010, Mica-Tech and AML filed their Answer to the First Amended Complaint.  In addition, Mica-Tech filed a Cross-Complaint against Mistral, alleging causes of action for (1) breach of contract, (2) fraud, (3) intentional misrepresentation, (4) negligent misrepresentation, (5) breach of implied covenant of good faith and fair dealing, (6) intentional interference with contract, (7) intentional interference with prospective economic advantage, (8) negligent interference with prospective economic advantage, and (9) conversion.  The Cross-Complaint arises out of false and fraudulent representations made by Mistral concerning the purchase order and Mistral’s breach of the terms of the purchase order.  Mica-Tech is seeking compensatory damages of at least $549,587.50, exemplary damages, attorneys’ fees, interest and costs.  Mistral has not filed its response to the Cross-Complaint.  A Case Management Conference is set for August 30, 2010, and no trial date has been set.

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

	Price Range of Common Stock
	High	Low
Fiscal year ended March 31, 2009
First quarter	$1.64	$1.18
Second quarter	$1.18	$0.87
Third quarter	$0.98	$0.37
Fourth quarter	$0.64	$0.33
Fiscal year ended March 31, 2010
First quarter	$0.75	$0.35
Second quarter	$0.95	$0.66
Third quarter	$1.49	$0.90
Fourth quarter	$1.55	$1.23

At June 9, 2010, there were approximately 82 holders of record of our common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

Dividends

We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance future growth. The actual amount of any dividends paid would be subject to the discretion of our Board of Directors and would depend on operations, financial and business requirements, compliance with bank covenants, and other factors.

Equity Compensation Plans

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of March 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
2005 Equity compensation plans approved by security holders(1)	2,517,950	$0.97	2,098,945
Total	2,517,950	$0.97	2,098,945

(1)
In November 2005, we established the 2005 Equity Incentive Plan (“2005 Plan”) with 150,000 shares initially approved and subject to the 2005 Plan. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a Parent or subsidiary of the Company. All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any Parent or Subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The Board of Directors has full authority to administer the 2005 Plan, including but not limited to, the authority to designate eligible persons, grant awards, interpret the 2005 Plan, prescribe, rescind or amend the rules and regulations of the 2005 Plan, make all other determinations necessary or advisable for the administration of the 2005 Plan, and also delegate to one or more executive officers of the Company the authority to grant an Award under the 2005 Plan to plan participants who are not insiders of the Company. The number of shares reserved and available for grant and issuance shall be increased on the first day of January of each year so that the total of all Common Stock available for Awards shall be the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 3,191,195 shares as of March 31, 2010. The Company filed a registration statement on Form S-8 with SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Unless earlier terminated as provided in the plan, the 2005 Plan will terminate on October 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

We are currently not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Our business is comprised of two reportable segments, AML Communications, Inc. (“AML”) and Mica-Tech, Inc (“Mica-Tech”).  AML designs, manufactures, and markets specialized RF and microwave amplifiers and subsystems serving, primarily, the Defense Electronic Warfare Market.  AML represented 96.9% of our 2010 net revenue.  Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 3.1% of our 2010 net revenue.

AML includes our Camarillo operations, which produce low noise amplifiers and integrated sub assemblies with frequencies that range from 10 MHz to 40 GHz, and our Santa Clara operations, which produce microwave high power amplifiers with frequencies that range from 1 to 40 GHz with output power from 0.5W to 300 W.  In February 2001, we made a strategic decision to focus our resources on the defense markets.  As such, we moved rapidly to utilize our knowledge base in defense microwave related design and manufacturing to offer new products, as well as variations of existing products.  This strategy has driven an increase in revenues for defense related products from $3.7 million in fiscal 2003 to $15.8 million in fiscal 2010.

We consider the AML segment to be our core business since it has a much larger revenue base, and we have and expect to continue to invest in this business and opportunities that offer long term growth.  In line with its revenue and earnings contribution to the Company, we devote most of our management time and other resources to building the growth and profitability of this segment.

AML addresses the defense electronic warfare marketplace with components for UAVs drones; electronic surveillance, targeting and delivery systems; radar and electronic countermeasures. Such unconventional tactics also protect the lives of U.S. and allied service men and women, and this is widely regarded as a long term growth industry.

The increase in AML sales revenue and net income is primarily attributable to our successful track record in Defense Programs for designing and producing specialized micro-electronic components for an increasing range and number of mission-critical battlefield electronic warfare systems. These systems range from the Patriot Anti-Missile System and the U.S. Air Force MALD (aerial decoy) program on which AML is a major supplier to radar, targeting and electronic countermeasure system components. Many of AML’s customers and the specific programs are subject to broad confidentiality or U.S. Classified Material agreements or controls.

Catalog Sales are a diversified and important division of our business, and that revenue in fiscal year 2010 grew as we added to the number of products and increased our market penetration and number of customers in the U.S. and overseas. Catalog Sales have proven an excellent source of new Defense Programs customers.

In fiscal 2010, we announced key corporate developments including:

•	Authorization by the Board of Directors to purchase up to one million shares of our common stock on the open market
•	A $1.5 million order for power amplifiers utilized in a radar system
•	A $2.2 million order for integrated microwave assemblies and components to be deployed in unmanned aerial vehicles (UAV)
•	A $220,000 pre-production order for the STARLite ™ Synthetic Aperture Radar, part of Northrop Grumman’s Extended Range/Multiple Purpose UAV Program

Subsequent to the close of fiscal 2010, the Company announced:

•	Recent delivery of components on the MALD Program, and the outlook for a Program increase
•	Completed delivery of prototype components for the upgrade of the Patriot Anti-Missile System

Our strategy for growth in fiscal 2011 includes capturing an increasing share of high-growth U.S. and overseas defense micro-electronics component markets. We are in various phases of contracted development on a number of potentially large defense programs. Should these component design, development and prototype programs be selected for long-term AML mass production, it would likely have a materially positive impact on our sales and profitability.

We also target growing catalog sales to drive custom catalog orders and new defense program contracts. We regularly analyze our manufacturing processes for opportunities to cost effectively and to increase capacity or efficiency.

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution. The operating software and hardware are designed in-house with support from outside consultants. Since completion of the acquisition of the remaining interest in Mica-Tech in February 2008, we have moved this subsidiary into our Camarillo facility and taken other steps improve Mica-Tech’s financial structure while the company pursues the utility SCADA market.

Results of Operations

The following table summarizes our results of operations both in dollars and as a percentage of net sales for the fiscal years ended March 31, 2010 and 2009.

For the fiscal year ended March 31, 2010:

(Dollars in thousands)	AML		Mica-Tech		Total
Revenues
Defense Microwave and other	$15,804	96.9%	$—	—	$15,804	96.9%
Satellite communication systems	—	—	513	3.1%	513	3.1
Total net sales	15,804	96.9%	513	3.1%	16,317	100.0%
Cost of goods sold	8,234	50.5	251	1.5	8,485	52.0
Gross profit	$7,570	46.4%	$262	1.6%	$7,832	48.0%
Operating expenses:
Selling, general and administrative	3,280	20.1	127	0.8	3,407	20.9
Research and development	2,019	12.4	133	0.8	2,152	13.2
Income from operations	2,271	13.9	2	0.0	2,273	13.9
Other income/(Interest & other expense), net	(49)	(0.3)	(9)	(0.0)	(58)	(0.3)
Income (loss) before income tax	2,222	13.6	(7)	(0.0)	2,215	13.6
Income tax expense (credit)	739	4.5	(2)	(0.0)	737	4.5
Net Income (loss)	$1,483	9.1%	$(5)	(0.0)%	$1,478	9.1%

For the fiscal year ended March 31, 2009:

(Dollars in thousands)	AML		Mica-Tech		Total
Revenues
Defense Microwave and other	$12,701	95.6%	$—	—	$12,701	95.6%
Satellite communication systems	—	—	587	4.4%	587	4.4
Total net sales	12,701	95.6%	587	4.4%	13,288	100.0%
Cost of goods sold	7,163	53.9	386	2.9	7,549	56.8
Gross profit	$5,538	41.7%	$201	1.5%	$5,739	43.2%
Operating expenses:
Selling, general and administrative	2,664	20.0	261	2.0	2,925	22.0
Research and development	1,777	13.4	155	1.2	1,932	14.5
Income (loss) from operations	1,097	8.3	(215)	(1.6)	882	6.7
Other income/(Interest & other expense), net	(83)	(0.6)	550	4.1	467	3.5
Income before income tax	1,014	7.6	335	2.5	1,349	10.2
Income tax expense	293	2.2	97	0.7	390	2.9
Net Income	$721	5.4%	$238	1.8%	$959	7.2%

Fiscal Years Ended March 31, 2010 and 2009

Net sales.  Net sales in our 2010 fiscal year were approximately $16.3 million, as compared to $13.3 million in our 2009 fiscal year, an increase of $3.0 million or 22.8%. AML’s revenues increased by $3.1 million or 24.7% mainly due to products delivered to the Unmanned Aerial Vehicles (UAV) market during this year and a commencement of high level production for the $1.5 million order we previously received from an Italian company. Growth took place in both short and long term programs as well as through the addition of new customers. The Company has invested significant resources in diversifying the composition of orders by developing products that target large, multi-year programs. Large program orders we have previously announced have reached manufacturing maturity and are positively impacting our revenues. Mica-Tech’s revenues decreased by $74,000 as a result of a reduction in hardware sales. Sales of the UltraSatNet, Mica-Tech’s satellite based control and communication system that addresses efficient utilization of the electric power grid, currently has encountered slow penetration in the traditional utilities market, primarily due to the conservative nature of utilities, and Mica-Tech received less orders for hardware sales from current and new customer compared to the same period last year.

Domestic and international net sales were approximately 69.8% and 30.2% of our net sales, respectively, for the year ended March 31, 2010. For the year ended March 31, 2009, domestic and international net sales were approximately 78.1% and 21.9% of our net sales, respectively. Net sales are attributed to geographic areas based on the location of the customer to which our products are shipped. International net sales primarily consist of sales to customers in Israel, Germany, Spain, Turkey, Singapore, Italy, Japan, and UK. However, certain OEM customers take possession of our products domestically and then distribute these products to their international customers. Because we account for all of those net sales as domestic revenues, we cannot be certain of the extent to which our domestic and international net sales is impacted by the practices of our customers.

Gross profit.  Gross profit in our 2010 fiscal year was $7.8 million, or 48.0% of net sales, compared to a gross profit in our 2009 fiscal year, of $5.7 million, or 43.2% of net sales. Change in gross profit, as a percentage of net sales, is insignificant.  Utilization of automated equipment, coupled with the reduction in manual operations, has enhanced our ability to increase shipments with reduced costs and improved manufacturing efficiencies.

Selling, general, and administrative costs.  Selling, general and administrative costs for our 2010 fiscal year were $3.4 million, or 20.9% of net sales, compared to $2.9 million, or 22.0% of net sales, for our 2009 fiscal year. Selling, general and administrative costs for AML increased by $616,000, compared to the same period of the prior year, mainly due to increased spending in investor relations, salary and related benefits and commission expenses. Mica-Tech’s administrative cost has been reduced by $134,000, as compared to the same period of the last year, due to decrease in payroll related expenses, and other operating expenses. To reduce operating costs, we relocated the Mica-Tech operations to the AML facility in May 2008.

Research and development costs.  Research and development costs for our 2010 fiscal year were $2.2 million, or 13.2% of net sales, compared to $1.9 million, or 14.5% of net sales, for the corresponding period in our 2009 fiscal year. AML’s R&D expenses increased by $242,000 due to increased payroll related expenses and R&D supplies. Mica-Tech’s R&D expenses are reduced by $22,000, mainly due to a reduction in payroll related expenses and outside consulting expenses.

Other net income.  We recorded a net other expense of $58,000 for our 2010 fiscal year and a net other income of $467,000 for our 2009 fiscal year. During our 2010 fiscal year, we incurred $78,000 in interest expenses that were associated with notes payable and lines of credit and realized a gain on sale of fixed assets of $20,000. During our 2009 fiscal year, Mica-Tech realized a gain of $521,000 from the settlement of a promissory note and a gain of $45,000 from the settlement of royalties due to Southern California Edison. These are considered a one-time event.

Income before income tax.  Income before income tax was $2.2 million in our 2010 fiscal year, compared to income before income tax of $1.3 million in our 2009 fiscal year. The increase in income before income tax, as compared to the same period of prior year, is mainly due to increased revenues and improved gross margins due to investments in automation.

Income before income tax in the AML segment was $2.2 million in our 2010 fiscal year, compared to $1.0 million in our 2009 fiscal year. This increase is mainly attributable to increased revenues and increased gross profit.

Loss before income tax benefit in the Mica-Tech segment was $7,000 in our 2010 fiscal year, compared to income before income tax of $335,000 in our 2009 fiscal year. The significant reduction in income before income tax, as compared to the same period of prior year, is mainly due to the gains of $566,000 recognized during our 2009 fiscal year. No special gain was recognized during the 2010 fiscal year.

Provision for income taxes. During our 2010 fiscal year, the company utilized its deferred tax assets reserve to record income tax expenses of $737,000. The company has no tax liability as of March 31, 2010 due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $390,000 in our 2009 fiscal year.

 Net income.  Net income was $1.5 million or $0.14 per share in our 2010 fiscal year, compared to net income of $959,000 or $0.09 per share in our 2009 fiscal year.

Net income from the AML segment was $1.5 million in our 2010 fiscal year and $721,000 in our 2009 fiscal year.

Net loss from the Mica-Tech segment was $5,000 in our 2010 fiscal year, compared to net income of $238,000 in our 2009 fiscal year.

In 2011, we expect total operating expenses to increase as we continue to invest in infrastructure and new product development. We expect operating expenses generally will increase more slowly than increases in revenue.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

At March 31, 2010, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2010; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. At March 31, 2010, we had an outstanding balance of $0 under the accounts receivable agreement and $116,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.

At March 31, 2010, we had $3,327,000 in cash and cash equivalents. Our operating activities provided cash of approximately $2,361,000 in our 2010 fiscal year, compared to $806,000 cash provided in 2009. Net cash used in investing activities amounted to $186,000 in 2010, primarily due to capital equipment expenditures, as compared to net cash used in investing activities of $105,000 in 2009. Net cash used in financing activities was $429,000 in 2010 and $325,000 in 2009, due to payments on outstanding notes payable and line of credit.

We anticipate capital expenditures of approximately $350,000 in our 2011 fiscal year. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At March 31, 2010, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of March 31, 2010 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our equity and debt securities. There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Contractual Obligations

The following table summarizes our contractual obligations, including purchase commitments at March 31, 2010, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period
Contractual Cash Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$1,133	$210	$443	$461	$19
Line of credit	161	132	29	-	-
Notes payable	618	38	14	566	-
Capital lease	168	72	78	18	-
Balance due on the settlement	20	20	-	-	-
Total contractual cash obligations	$2,100	$472	$564	$1,045	$19

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

Inventories.  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Inventories are written down if the estimated net realizable value is less than the recorded value. We review the carrying cost of our inventories by product each quarter to determine the adequacy of our reserves for obsolescence. In accounting for inventories we must make estimates regarding the estimated net realizable value of our inventory. This estimate is based, in part, on our forecasts of future sales and age of the inventory.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

AML Communications, Inc.
Camarillo, CA

We have audited the accompanying consolidated balance sheets of AML Communications, Inc. and subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2010. AML Communications, Inc. and subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AML Communications, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California June 25, 2010

AML COMMUNICATIONS, INC. & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,327,000	$1,581,000
Accounts receivable, net	3,148,000	2,367,000
Inventories, net	3,498,000	3,290,000
Note receivable	4,000	7,000
Prepaid expenses	218,000	189,000
Deferred tax asset—current	1,277,000	867,000
Total current assets	11,472,000	8,301,000
Property and equipment, at cost	7,417,000	7,313,000
Less: Accumulated depreciation	(5,534,000)	(5,229,000)
Property and equipment, net	1,883,000	2,084,000
Deferred tax asset – Non current	2,931,000	3,916,000
Intangible Assets:
Technologies, net	1,583,000	1,778,000
Patents, net	51,000	75,000
Customer relationship, net	32,000	41,000
Trademarks and brand names	202,000	203,000
Total intangible assets	1,868,000	2,097,000
Deposits	42,000	33,000
	$18,196,000	$16,431,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$132,000	$496,000
Accounts payable	832,000	854,000
Current portion of notes payable and capital lease obligation	110,000	58,000
Accrued expenses:
Accrued payroll and payroll related expenses	993,000	659,000
Other accrued liabilities	273,000	242,000
Total current liabilities	2,340,000	2,309,000
Long term notes payable	581,000	594,000
Capital lease obligations, net of current portion	97,000	—
Line of credit, net of current portion	29,000	—
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,680,915 and 10,654,665 shares issued and outstanding at March 31, 2010 and March 31, 2009, respectively. 38,600 shares held in treasury as of March 31, 2010	107,000	106,000
Capital in excess of par value	14,203,000	14,034,000
Retained earnings (Accumulated deficit)	866,000	(612,000)
Treasury stock - 38,600 shares of treasury stock held as of March 31, 2010	(27,000)	—
Total stockholders’ equity	15,149,000	13,528,000
	$18,196,000	$16,431,000

The accompanying notes are an integral part to these consolidated financial statements

AML COMMUNICATIONS, INC. & SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	March 31, 2010	March 31, 2009
Net sales	$16,317,000	$13,288,000
Cost of goods sold	8,485,000	7,549,000
Gross profit	7,832,000	5,739,000
Operating Expenses:
Selling, general and administrative	3,407,000	2,925,000
Research and development	2,152,000	1,932,000
Total operating expenses	5,559,000	4,857,000
Income from operations	2,273,000	882,000
Other Income (Expense)
Gain on settlement of debt	-	567,000
Gain on sale of property & equipment	20,000	-
Interest & other expense	(78,000)	(100,000)
Total other income (expense)	(58,000)	467,000
Income before provision for income taxes	2,215,000	1,349,000
Provision for income taxes	(737,000)	(390,000)
Net income	$1,478,000	$959,000
Basic earnings per common share	$0.14	$0.09
Basic weighted average number of shares of common stock outstanding	10,631,000	10,575,000
Diluted earnings per common share	$0.14	$0.09
Diluted weighted average number of shares of common stock outstanding	10,824,000	10,688,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.  & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	Common Stock		Capital in Excess of	Retained earnings (Accumulated	Treasury
	Shares	Amount	Par Value	deficit)	stock	Totals
Balance, March 31, 2008	10,422,166	$104,000	$13,831,000	$(1,571,000)	—	$12,364,000
Options & Warrants Exercised	232,499	2,000	73,000	—	—	75,000
Stock Options Compensation	—	—	130,000	—	—	130,000
Net Income	—	—	—	959,000	—	959,000
Balance, March 31, 2009	10,654,665	106,000	14,034,000	(612,000)	—	13,528,000
Options & Warrants Exercised	26,250	1,000	16,000	—	—	17,000
Stock Options Compensation	—	—	153,000	—	—	153,000
Net Income	—	—	—	1,478,000	—	1,478,000
Less: Treasury stock at cost	—	—	—	—	(27,000)	(27,000)
Balance, March 31, 2010	10,680,915	$107,000	$14,203,000	$866,000	$(27,000)	$15,149,000

The accompanying notes are an integral part of these consolidated financial statements.

AML COMMUNICATIONS, INC.  & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities:
Net Income	$1,478,000	$959,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	627,000	699,000
Provision for bad debts	(2,000)	3,000
Inventory reserves	91,000	(85,000)
Stock options compensation	153,000	130,000
Amortization	228,000	385,000
Gain on settlement of debt	-	(567,000)
Gain on sale of property & equipment	(20,000)	-
Changes in current assets and liabilities:
Decrease (increase) in:
Accounts receivable	(777,000)	(67,000)
Inventories	(298,000)	(331,000)
Other current assets	(37,000)	(18,000)
Deferred tax asset	574,000	295,000
Increase (decrease) in:
Accounts payable	(22,000)	(413,000)
Accrued income taxes	-	(27,000)
Accrued expenses	366,000	(157,000)
Net cash provided by operating activities	2,361,000	806,000
Cash Flows from Investing Activities:
Purchases of property and equipment	(186,000)	(105,000)
Net cash used in investing activities	(186,000)	(105,000)
Cash Flows from Financing Activities:
Acquisition of treasury stock	(27,000)	-
Proceeds from exercise of stock options	17,000	75,000
Payments on line of credit	(335,000)	(378,000)
Payments on notes payable	(33,000)	(22,000)
Principal payments on capital lease obligations	(51,000)	-
Net cash used in financing activities	(429,000)	(325,000)
Net increase in Cash and Cash Equivalents	1,746,000	376,000
Cash and Cash Equivalents, beginning of period	1,581,000	1,205,000
Cash and Cash Equivalents, end of period	$3,327,000	$1,581,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Line of Business

AML Communications is a producer and marketer of specialized amplifiers and integrated assemblies for the defense electronic warfare industry. The Company currently conducts its operations through two reportable segments: (1) microwave amplifiers and related products that are designed, manufactured, and marketed by the Company, and (2) the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution, that are designed, manufactured, and marketed through its wholly owned subsidiary, Mica-Tech, Inc.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc. (“AML”), including its MPI division, and its wholly owned subsidiary, Mica-Tech, Inc. (“Mica-Tech”), (collectively, the “Company”, “We” or “us”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.

Concentration
As of March 31, 2010, the Company had cash and cash equivalent balances totaling $3,327,000 in financial institutions, which were fully insured by Federal Deposit Insurance Corporation (FDIC).

Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial conditions and generally does not require collateral on accounts receivable, therefore, the accounts receivable are unsecured and the Company is at risk to the extent that such amounts become non-collectable. During our 2010 fiscal year, the Company had sales to two customers that represented 16.8% and 7.9% of net sales, respectively, as compared to our 2009 fiscal year, in which the Company had sales to two customers, which represented 22.6% and 5.5% of net sales, respectively. As of March 31, 2010, these two customers comprised 16.3% and 23.1% of accounts receivable, respectively.

The Company’s customers are comprised primarily of defense subcontractors and original equipment manufacturers (“OEMs”). Customers are located primarily throughout the United States. However, the Company also sells to customers worldwide. During the fiscal year ended March 31, 2010, international sales were $4.9 million, or 30.2% of net sales, as compared to $2.9 million, or 21.9% of net sales in fiscal year ended March 31, 2009.

Revenue Recognition

We generate our revenue through the sale of products. Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured

Revenue from the sale of products is generally recognized after both the goods are shipped to the customer and acceptance has been received, if required. Our products are custom made for our customers, who primarily consist of original equipment manufacturers (OEMs), and we do not accept returns. Our products are shipped complete and ready to be incorporated into higher level assemblies by our customers. The terms of the customer arrangements generally pass title and risk of ownership to the customer at the time of shipment.

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

The Company recorded $98,000 and $99,000 of allowance for doubtful accounts receivable at the end of March 31, 2010 and March 31, 2009, respectively.

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

Inventories include costs of material, and manufacturing overhead on work-in-process and finished goods, and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 31, 2010	March 31, 2009
Raw materials, net	$2,576,000	$2,280,000
Work in process	678,000	873,000
Finished goods	244,000	137,000
	$3,498,000	$3,290,000

The reserve for inventory was $414,000 at March 31, 2010 and $324,000 at March 31, 2009.

Depreciation and Amortization

Property and equipment are being depreciated on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

Depreciation expense for the years ended March 31, 2010 and March 31, 2009 was $627,000 and $699,000 respectively.

The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

Property and equipment consist of the following:

	March 31, 2010	March 31, 2009
Building	$800,000	$800,000
Machinery and equipment	5,467,000	5,631,000
Furniture and fixtures	209,000	192,000
Leasehold improvements	696,000	690,000
Leased assets	245,000	-
Accumulated depreciation	(5,534,000)	(5,229,000)
	$1,883,000	$2,084,000

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended March 31, 2010, the Company recognized no impairment.

At March 31, 2010, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(138,000)	$51,000
Existing Technology	2,504,000	(921,000)	1,583,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(18,000)	32,000
Trademarks and Brand Name	24,000	(3,000)	21,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,419,000)	$1,868,000

At March 31, 2009, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangibles:
Patents	$189,000	$(114,000)	$75,000
Existing Technology	2,504,000	(726,000)	1,778,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(9,000)	41,000
Trademarks and Brand Name	24,000	(2,000)	22,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,190,000)	$2,097,000

Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above.

For the intangible assets we acquired from the MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, should not be amortized and is subject to an annual impairment testing. Since AML acquired the stock of MPI, the amortization of separately identified intangibles is not deductible for tax purposes.  FASB ASC 740, “Income Taxes” (formerly FAS 109), requires the Company to set up a deferred tax liability for its separately identified intangibles and book the offset to goodwill.  When the Company was reviewing the purchase price allocation related to the Mica Tech acquisition during our 2008 fiscal year, it realized that it should have recorded a goodwill adjustment related to the separately identified intangibles that were established at the MPI acquisition. As a result, we recorded a proper adjustment to increase the value of subject intangible asset by $697,000 and associated amortization expense of $58,000 for the twelve months ended March 31, 2008 during our 2008 fiscal year. Furthermore, as per the comments the Company received from the Staff of Securities and Exchange Commission in March 2009, MPI recorded a one time catch-up entry of $162,000 to book amortization expense associated with the subject intangible assets for the period of June 19, 2004 through March 31, 2007. This entry was recorded in March 2009.

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

Upon the acquisition of Mica-Tech’s remaining interest on February 19, 2008, Mica-Tech’s intangible assets were revalued by an appraiser to find out the fair value of minority interest on the date of 100% acquisition of Mica Tech. The new fair market values of Mica-Tech’s intangible assets, after any associated tax adjustments, are reflected on the financial statement. As per the comments the Company received from the Staff of the Securities and Exchange Commission in March 2009, the balance of Mica-Tech’s intangibles and  associated accumulated amortizations as of March 31, 2008 was reduced by $440,000 to reflect the true acquisition cost of Mica-Tech’s assets on February 19, 2008.

During the preparation of a Federal Income Tax return for the year ended March 31, 2008, the Company determined that Mica Tech had more attributes to be carried over into the Company’s tax return than were estimated in the FASB ASC 740 calculation for the year ended March 31, 2008.  As such, this change in estimation increased the Company’s deferred taxes for the additional attributes, such as R&D credits and NOL credits, reflected on the Company’s Federal Income Tax return filed for the year ended March 31, 2008. This tax adjustment resulted in a reduction in Mica-Tech’s intangibles by $615,000.

Amortization expense from continuing operation for the year ended March 31, 2010 was $228,000, compared to $385,000 for the year ended March 31, 2009. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount
2011	$228,000
2012	$228,000
2013	$208,000
2014	$204,000
2015	$196,000

Warranty and Customer Support

The Company typically warrants its products against defects in materials and workmanship for a period of one year from the date of shipment. A provision for estimated future warranty and customer support is recorded when products are shipped. To date, warranty and customer support costs have not been material.

Earnings Per Share

FASB ASC 260, “Earnings Per Share”, (formerly SFAS No. 128) requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

The Company had 1,938,000 of granted stock options that were exercisable as of March 31, 2010 and 1,781,000 of granted stock options and warrants exercisable at March 31, 2009.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended March 31, 2010	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$1,478,000	10,631,000	$0.14
Effect of dilutive securities:
Stock options		193,000
Diluted earnings per share:	$1,478,000	10,824,000	$0.14

Year ended March 31, 2009	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$959,000	10,575,000	$0.09
Effect of dilutive securities:
Stock options		113,000
Diluted earnings per share:	$959,000	10,688,000	$0.09

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

The following is information for the Company’s two reportable segments for the years ended March 31, 2010 and March 31, 2009.

	Twelve Month Periods Ended
(In thousands)	March 31, 2010	March 31, 2009
Revenue from unrelated entities
AML	$15,804	$12,701
Mica-tech	513	587
	$16,317	$13,288

Income (loss) from operations
AML	$2,271	$1,097
Mica-tech	2	(215)
	$2,273	$882

Income tax benefit (expense)
AML	$(739)	$(293)
Mica-tech	2	(97)
	$(737)	$(390)

Net income (loss)
AML	$1,483	$721
Mica-tech	(5)	238
	$1,478	$959

Provision for depreciation and amortization
AML	$771	$994
Mica-tech	84	90
	$855	$1,084

Capital expenditures
AML	$186	$105
Mica-tech	-	-
	$186	$105

	As of March 31, 2010	As of March 31, 2009
Total Assets
AML	$16,913	$15,008
Mica-tech	1,283	1,423
	$18,196	$16,431

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

Product Lines

The Company operates as two reportable business segments. The AML segment designs and manufactures RF and microwave, power and low noise, medium and high power amplifiers for a variety of frequency ranges and transmission protocols serving the defense microwave and commercial microwave markets. Its Santa Clara operations manufacture solid state microwave amplifiers. This proprietary technology is especially designed for broadband and high power. Some typical applications include telecommunications, radar, simulators, transmitters, and test instrumentation. Mica-Tech designs and manufactures an intelligent satellite communication system to provide Supervisory Control And Data Acquisition (SCADA) of the electric power grid. The revenues earned by each product line are as follows:

For the Fiscal Year Ended March 31, 2010:

(Dollars in thousands)	AML		Mica-Tech		Total
Revenues
Defense microwave and other	$15,804	96.9%	$—	—	$15,804	96.9%
Satellite communication systems	—	—	513	3.1%	513	3.1
Total net sales	$15,804	96.9%	$513	3.1%	$16,317	100.0%

For the Fiscal Year Ended March 31, 2009:

(Dollars in thousands)	AML		Mica-Tech		Total
Revenues
Defense microwave and other	$12,701	95.6%	$—	—	$12,701	95.6%
Satellite communication systems	—	—	587	4.4%	587	4.4
Total net sales	$12,701	95.6%	$587	4.4%	$13,288	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2010:

(Dollars in thousands)	AML		Mica-Tech		Total
International Sales	$4,923	30.2%	—	—	$4,923	30.2%
Domestic sales	10,881	66.7	513	3.1	11,394	69.8
Total Sales	$15,804	96.9%	$513	3.1%	$16,317	100.0%

The following table summarizes the international sales by segment for the fiscal year ended March 31, 2009:

(Dollars in thousands)	AML		Mica-Tech		Total
International Sales	$2,907	21.9%	—	—	$2,907	21.9%
Domestic sales	9,794	73.7	587	4.4	10,381	78.1
Total Sales	$12,701	95.6%	$587	4.4%	$13,288	100.0%

Research and Development Costs

Costs incurred in research and development activities are expensed as incurred.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation” (formerly SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”)). FASB ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

The Company recognized $153,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the year ended March 31, 2010 and $130,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the year ended March 31, 2009. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

The weighted average assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Risk-free interest rate	4.4%
Expected life of the options	7.27 years
Expected volatility	64.5%
Expected dividend yield	—

The weighted average fair value of options granted as of March 31, 2010 was $0.66 per share.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2010 and 2009 were $76,000 and $70,000, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This Statement shall be effective for reporting period that begins after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105-10) (formerly Statement of Financial Accounting Standards No. 168),  establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective from October 1, 2009, and do not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

3. Debt and Lease Commitments

Line of Credit

At March 31, 2010, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at March 31, 2010; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. Bridge Bank maintains a perfected first priority security interest in all of our assets, including intellectual property and general intangibles currently owned or later acquired. At March 31, 2010, we had an outstanding balance of $0 under the accounts receivable agreement and $116,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. These lines of credit mature in July 2011. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.  Interest expense for the year ended March 31, 2010 and 2009 was $18,000 and $47,000, respectively for the Bridge bank line of credit

As of March 31, 2010, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo. At March 31, 2010, the outstanding balance was $37,000 for the Santa Barbara Bank and Trust line and $8,000 for the Wells Fargo line. Our remaining borrowing capacity was $0 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of March 31, 2010. Interest expense for the year ended March 31, 2010 and 2009 was $5,000 and $6,000, respectively for the above line of credit.

Note Payable

On February 3, 2006 the company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is being financed by the bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principal and interest, and one irregular last payment of $556,594.48. The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid. The note payable is secured by the deed of trust on the building. As of March 31, 2010, the outstanding note amounted to $580,000 with $13,000 in current portion. Interest expense for the year ended March 31, 2010 and 2009 was $40,000 and $41,000, respectively for the above note payable.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable. The funds were used for working capital. Mica-Tech agreed to repay the loan in four consecutive monthly payments of $50,000 plus interest accrued at 7% per annum. The short term note payable is unsecured. In April 2007, Mica-Tech amended the terms of the note and revised the interest rate from 7% to 10% and the payment schedule from $50,000 a month to $25,000 a month until paid in full. Mica-Tech defaulted on its monthly payments from November 2007 to December 2009, due to a cash deficiency. The default was waived by the lender at no cost. In January 2010, Mica-Tech agreed to pay $25,000 toward the total amount owed and thereafter 12 equal monthly payments in the amount of $1,994.03. The total amount remaining on the note at March 31, 2010 was $17,000. Interest expense for the year ended March 31, 2010 and 2009 was $3,000 and $4,000, respectively for the above note payable.

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000, with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Steven Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Steven Ow entered into an agreement that settles the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of March 31, 2010, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Steven Ow was $20,000 which was part of the last payment. No interest expense was incurred on the amount due to Steven Ow.

Capital Lease Obligations

In June 2009, the Company had entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period
ended March 31, 2010	$186,000
Less: approximate amount representing interest	(18,000)
Present value of minimum lease payments	168,000
Less: current portion	(65,000)
Non current portion	$103,000

The future aggregate payments arising from these loans (line of credit, note payable and capital lease obligation) are as follows:

Annual Amount
Due during the fiscal year ended March 31,
2011	$262,000
2012	122,000
2013	584,000
Thereafter	—
$968,000

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $207,000 and $236,000 during the years ended March 31, 2010 and 2009, respectively.

Total minimum lease payments under the above lease are as follows:

Operating Leases
Year ending March 31,
2011	$210,000
2012	219,000
2013	224,000
2014	228,000
2015	233,000
Thereafter	19,000
$1,133,000

4.   Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109")).  Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

The components of the income tax provision for the years ended March 31, 2009 and 2010 were as follows:

	March 31, 2009	March 31, 2010
Current	$95,000	$162,000
Deferred	$296,000	$575,000
	$391,000	$737,000

Differences between the benefit from income taxes and income taxes at the statutory federal income tax rate for years ended March 31, 2009 and 2010 are as follows:

	March 31, 2009		March 31, 2010
	Amount	Percent	Amount	Percent
Income tax expense/(benefit) at statutory federal rate	$459,000	34.0%	$753,000	34.0%
State income taxes, net of federal income tax	20,000	1.5	49,000	2.2
Effect of permanent differences	41,000	3.0	49,000	2.2
Tax credits	(129,000)	-9.6	(114,000)	-5.1
	$391,000	29.0%	$737,000	33.3%

Under ASC 740, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In 2008, the Company reversed its valuation allowance as management believes it is more likely than not that all deferred tax assets will be realized.

A detail of the Company's deferred tax assets and liabilities as of March 31, 2010 follows:

Inventory reserves	$178,000
Allowance for doubtful accounts	42,000
Accrued vacation	98,000
Non-cash employee compensation	28,000
Accrued warranty and customer support	17,000
Accrued 401(k)	69,000
State taxes	(506,000)
Other	11,000
General tax credit carry-forwards	2,899,000
Net operating loss carry-forwards	2,239,000
Depreciation	(67,000)
Intangible Assets	(800,000)
4,208,000
Valuation allowance	-
$4,208,000

As of March 31, 2010, the Company had federal and state net operating loss carry-forwards of approximately $5.1 million and $5.6 million, expiring at various dates through 2029 and 2019, respectively.

A detail of the Company's deferred tax assets and liabilities as of March 31, 2009 follows:

Inventory reserves	$139,000
Allowance for doubtful accounts	42,000
Accrued vacation	91,000
Non-cash employee compensation	20,000
Accrued warranty and customer support	14,000
Accrued 401(k)	62,000
State taxes	(494,000)
Other	10,000
General tax credit carry-forwards	2,750,000
Net operating loss carry-forwards	3,107,000
Depreciation	(61,000)
Intangible Assets	(897,000)
4,783,000
Valuation allowance	-
$4,783,000

As of March 31, 2009, the Company had federal and state net operating loss carry-forwards of approximately $7.7 million and $5.6 million, expiring at various dates through 2027 and 2019, respectively.

In July 2006, the FASB issued guidance which clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This guidance prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addressed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. These provisions were effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying these provisions is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The provisions of this guidance have been incorporated into ASC 740-10.

As of March 31, 2010, the Company does not have any unrecognized tax benefits and no corresponding interest or penalties.  The Company’s policy is to record interest and penalties as income tax expense. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

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

Activity under the 2005 plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
2005 Equity Incentive Plan
Outstanding at March 31, 2009	2,924,450	$1.07
Granted	168,500	0.90
Exercised	(26,250)	0.64
Canceled	(548,750)	1.52
Outstanding at March 31, 2010	2,517,950	$0.97	$731,000
Exercisable at March 31, 2010	1,937,616	$0.96

The weighted average fair value for options granted during each year was $0.56 and $0.47 for our 2010 and 2009 fiscal years, respectively.

The number of common stock options available for grant as of each year was 2,098,945 for our 2010 fiscal year and 1,795,900 for our 2009 fiscal year.

Options outstanding at March 31, 2010 and related weighted average price and life information is as follows:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.11 - $0.50	74,950	3.04	$0.15	74,950	$0.15
$0.51 - $1.00	1,766,000	5.42	$0.91	1,446,000	$0.92
$1.01 - $2.00	662,000	6.65	$1.16	401,666	$1.20
$2.01 - $5.00	15,000	0.32	$3.06	15,000	$3.06
$0.11 - $5.00	2,517,950	5.77	$0.97	1,937,616	$0.96

Granted

Pursuant to the 2005 Plan, during the year ended March 31, 2010, the Company granted 168,500 stock options to the Company’s employees and two external directors of AML, as follows:

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

Stock Options Granted on September 10, 2009:

35,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	2.28%
Expected life of the options	3.50 years
Expected volatility	73.41%
Expected dividend yield	0

50,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.00 years
Expected volatility	63.49%
Expected dividend yield	0

53,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.50 years
Expected volatility	72.59%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	3.35%
Expected life of the options	6.25 years
Expected volatility	72.74%
Expected dividend yield	0

Details of the Company’s non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested—March 31, 2009	1,143,019	$1.20	1.84 Years
Granted	168,500	0.90		94,885
Forfeited	(476,750)	1.47
Vested	(254,435)	1.00
Exercised	-
Non-vested—March 31, 2010	580,334	0.98	2.06 Years

The total compensation cost not yet recognized related to non-vested stock options is $257,000, which is expected to be recognized over a period of 2.04 years.

Warrants

No warrants were outstanding as of March 31, 2010.

6. Employee Benefit Plan

The Company has a defined contribution 401(k) employee retirement plan (the “Plan”). Under the terms of this Safe Harbor Plan, (covering the period of 4/1/09 to 3/31/10) the Qualified Matching Contribution is defined as follows: The matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for the plan year, fiscal year ended March 31, 2010. The pay may be restricted to the annual pay limit announced by the IRS*. (* This limit will be adjusted to reflect any annual cost-of living increases announced by the IRS.) All eligible employees may participate in this plan. After meeting the three-month minimum of employment with the Company, employees become eligible and may choose to enroll at the next quarterly open enrollment. Contributions to the Plan for the 2010 and 2009 fiscal years were $161,000 and $156,000, respectively.

7. Legal Proceedings

The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. Other than the proceeding described below, the Company currently is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Mistral Solutions PVT, LTD. v. Mica-Tech, Inc. and AML Communications, Inc. (Ventura County Superior Court Case No. 56-2010-00368443-CU-BC-VTA).  On February 25, 2010, Mistral Solutions PVT, LTD. (“Mistral”) filed a Complaint in Ventura County Superior Court against Mica-Tech, Inc. (“Mica-Tech”) and AML Communications, Inc. (“AML”).  On February 26, 2010, Mistral filed a First Amended Complaint against Mica-Tech and AML, alleging causes of action for (1) breach of written contract, (2) breach of oral contract, (3) open book account, (4) account stated, (5) for goods sold and delivered, (6) reasonable value, (7) conversion, (8) intentional misrepresentation, and (9) misappropriation of trade secrets.  The Complaint arises out of a purchase order entered into between Mistral and Mica-Tech for the use of Mistral’s engineers and support staff to develop software to be used in satellite-based systems.  Mistral is claiming special damages, including $303,413.30 on the purchase order, consequential damages, punitive damages, possession of personal property, preliminary and permanent injunctions as to Mistral’s trade secrets, attorneys’ fees, prejudgment interest and costs.  Mica-Tech and AML deny the claims and intend to vigorously defend against them.  On May 3, 2010, Mica-Tech and AML filed their Answer to the First Amended Complaint.  In addition, Mica-Tech filed a Cross-Complaint against Mistral, alleging causes of action for (1) breach of contract, (2) fraud, (3) intentional misrepresentation, (4) negligent misrepresentation, (5) breach of implied covenant of good faith and fair dealing, (6) intentional interference with contract, (7) intentional interference with prospective economic advantage, (8) negligent interference with prospective economic advantage, and (9) conversion.  The Cross-Complaint arises out of false and fraudulent representations made by Mistral concerning the purchase order and Mistral’s breach of the terms of the purchase order.  Mica-Tech is seeking compensatory damages of at least $549,587.50, exemplary damages, attorneys’ fees, interest and costs.  Mistral has not filed its response to the Cross-Complaint.  A Case Management Conference is set for August 30, 2010, and no Trial date has been set.

8. Supplemental Disclosure of Cash Flows

The Company prepares its statements of cash flows using the indirect method as defined in FASB ASC 230, “Statement of Cash Flows” (formerly SFAS No. 95).

The Company paid $155,000 and $118,000 for income taxes and $81,000 and $105,000 for interest during the years ended March 31, 2010 and 2009, respectively.

Non-Cash Investing and Financing Activities: During the year ended March 31, 2010 the Company acquired equipments through capital lease, amounting to $245,000.

9. Settlement of Debts

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (March 31, 2010). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at March 31, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2010 Annual Meeting of Stockholders to be held on September 9, 2010.

ITEM 11.  EXECUTIVE AND DIRECTORS COMPENSATION

Information required by this item is incorporated by reference to the information under the captions “Executive Compensation” and “Election of Directors” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2010 Annual Meeting of Stockholders to be held on September 9, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information under the caption “Principal Stockholders” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2010 Annual Meeting of Stockholders to be held on September 9, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement that will be delivered to our shareholders in connection with our 2010 Annual Meeting of Stockholders to be held on September 9, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended March 31, 2010 and March 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. “All other fees” include fees related to (or paid for) in the fiscal year ended March 31, 2010 and fees related to fiscal year ended March 31, 2009.

		For the period ended
		March 31, 2010	March 31, 2009
(i)	Audit fees	$71,000	$66,000
(ii)	Audit related fees	—	—
(iii)	Tax fees	—	—
(iv)	All other fees	—	—
		$71,000	$66,000

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The financial statements for the fiscal year ended March 31, 2010 are filed with this report under Item 8.

(b)           The following are attached as exhibits to this Annual Report:

Exhibit Number	Description
2.1
Merger Agreement entered into as of May 25, 2004 by and among AML Communications Inc., a Delaware corporation, AML Holdings, LLC, a California limited liability company and Microwave Power, Inc., a California corporation(1)

3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
10.1	Form of Indemnity Agreement(2)
10.2	Lease, dated March 11, 1996, between the Company and Parr-Bohn Properties, Ltd. II, a California Limited Partnership(3)
10.3	Fourth Amended and Restated 1995 Stock Option Agreement at June 10, 2002(4)
10.4	Parr-Bohn Properties First Amendment to lease of 1000 Avenida Acaso, Camarillo, CA.(4)
10.5	Employment Agreement with Dr. Marina Bujatti, of MPI, dated June 18, 2004(4)
10.6	Employment Agreement with Dr. Franco Sechi, of MPI, dated June 18, 2004(4)
10.7	Interim Lease and Proposed Lease Terms(5)
10.8	Financing Agreement dated July 8, 2004 with Bridge Bank(6)
10.9	Enterprise Agreement Number 4627 dated August 26, 2004(7)
10.10	Business Financing Modification with Bridge Bank, dated December 23, 2005(8)
10.11	Business Financing Modification with Bridge Bank dated January 19,2006(8)
10.12	Fifth Amended and Restated 1995 Stock Option Agreement at July 12, 2005(9)
10.13	Loan Agreement with Bank of America for purchase of MPI building(8)
10.14	2005 Equity Incentive Plan(10)
10.15	Business Financing Agreement with Bridge Bank dated July 17, 2006(11)
10.16	Stock Purchase Agreement with Mica-Tech, dated April 11, 2007(12)
10.17	Option Agreement with shareholders and optionholders of Mica-Tech, dated April 11, 2007(12)
10.18	Agreement and Plan of Merger by and among AML Communications, Inc., Mica-Tech, Inc., Mica-Tech Acquisition, Inc. and the shareholders of Mica-Tech, Inc. dated as of February 19, 2008(13)
10.19	Option Agreement—Steven Ow, dated February 19, 2008(13)
10.20	Parr-Bohn Properties Second Amendment to lease of 1000 Avenida Acaso, Camarillo, CA, dated February 20, 2008(14)
10.21	Business Financing Modification with Bridge Bank, dated April 5, 2007(14)
10.22	Business Financing Modification with Bridge Bank, dated September 16, 2008(15)
14.1	Code of Ethics (16)
21.1	List of Subsidiaries (16)
31.1	Certification by the Chief Executive Officer(17)
31.2	Certification by the Principal Financial Officer(17)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(17)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(17)

(1)	Previously filed with the Securities and Exchange Commission as Exhibit 10.13 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for fiscal year ended March 31, 1996 and incorporated herein by reference

(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2004 and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated July 6, 2004 and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K/A dated May 4, 2007 (unredacted version) and incorporated herein by reference.

(8)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2005 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an attachment to the Company’s Proxy Statement dated July 29, 2005.

(10)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form S-8 Registration Statement (no. 333-131588) dated February 6, 2006 and incorporated herein by reference.

(11)	Previously filed with Securities and Exchange Commission as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated April 20, 2007 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated March 3, 2008 and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-KSB for the fiscal year ended March 31, 2008 and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.

(17)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AML Communications, Inc.

By:	/s/ Jacob Inbar
Jacob Inbar,
President and Chief Executive Officer
Dated: June 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Inbar	President, Chief Executive Officer and	June 25, 2010
Jacob Inbar	Chairman of the Board (Principal Executive Officer)

/s/ Tiberiu Mazilu	Vice President-Engineering and Director	June 25, 2010
Tiberiu Mazilu

/s/ Edwin J. McAvoy	Secretary, Vice President-Sales, and	June 25, 2010
Edwin J. McAvoy	Director

/s/ Heera Lee	Principal Financial Officer and Director of Finance	June 25, 2010
Heera Lee	(Principal Financing and Accounting Officer)

/s/ Richard W. Flatow	Director	June 25, 2010
Richard W. Flatow

/s/ Gerald M. Starek	Director	June 25, 2010
Gerald M. Starek