Form 10-Q
period 2010-06-30
AML COMMUNICATIONS INC
filed 2010-08-12
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2010

or

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

Common Stock Outstanding as of August 10, 2010: 10,748,865 shares

AML Communications, Inc.

Index to Form 10-Q
June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As on June 30, 2010	As on March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,299,000	$3,327,000
Accounts receivable, net	3,117,000	3,148,000
Inventories, net	3,778,000	3,498,000
Note receivable	2,000	4,000
Prepaid expenses	202,000	218,000
Deferred tax asset - current	1,068,000	1,277,000
Total current assets	11,466,000	11,472,000

Property and equipment, at cost	7,623,000	7,417,000
Less: Accumulated depreciation	(5,679,000)	(5,534,000)
Property and equipment, net	1,944,000	1,883,000

Deferred tax asset – Non current	2,931,000	2,931,000
Intangible Assets:
Technologies, net	1,535,000	1,583,000
Patents, net	45,000	51,000
Customer relationship, net	30,000	32,000
Trademarks and brand names	201,000	202,000
Total intangible assets	1,811,000	1,868,000
Deposits	34,000	42,000
Total Assets	$18,186,000	$18,196,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$130,000	$132,000
Accounts payable	946,000	832,000
Current portion of notes payable and capital lease obligation	100,000	110,000
Accrued expenses:
Accrued payroll and payroll related expenses	490,000	993,000
Other accrued liabilities	295,000	273,000
Total current liabilities	1,961,000	2,340,000

Long term notes payable	577,000	581,000
Capital lease obligations, net of current portion	84,000	97,000
Line of credit, net of current portion	7,000	29,000

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,738,415 and 10,680,915 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively. 38,600 shares held in treasury as of June 30, 2010	107,000	107,000
Capital in excess of par value	14,296,000	14,203,000
Retained earnings	1,181,000	866,000
Treasury stock – 38,600 shares of treasury stock held	(27,000)	(27,000)
Total stockholders equity	15,557,000	15,149,000
Total Liabilities and stockholders equity	$18,186,000	$18,196,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC. & SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Month Periods Ended June 30
	2010	2009

Net sales	$3,733,000	$3,351,000
Cost of goods sold	1,878,000	1,970,000
Gross profit	1,855,000	1,381,000

Operating expenses:
Selling, general & administrative	792,000	694,000
Research and development	522,000	535,000
Total operating expenses	1,314,000	1,229,000

Income from operations	541,000	152,000
Other Income (Expense)
Gain on sale of property & equipment	-	21,000
Interest & other expense	(17,000)	(19,000)
Total other income (expense)	(17,000)	2,000
Income before provision for income taxes	524,000	154,000
Provision for income taxes	210,000	62,000
Net income	$314,000	$92,000

Basic earnings per common share	$0.03	$0.01

Basic weighted average number of shares of common stock outstanding	10,695,000	10,655,000

Diluted earnings per common share	$0.03	$0.01

Diluted weighted average number of shares of common stock outstanding	11,276,000	10,718,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Month Periods Ended June 30
	2010	2009
Cash Flows from Operating Activities:
Net income	$314,000	$92,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	145,000	168,000
Provision for bad debts	8,000	(2,000)
Inventory reserves	19,000	(42,000)
Stock options compensation	35,000	41,000
Amortization	57,000	57,000
Gain on sale of property & equipment	—	(21,000)
Changes in current assets and liabilities:
Decrease (increase) in:
Accounts receivable	25,000	(407,000)
Inventories	(300,000)	(35,000)
Other assets	24,000	—
Deferred tax asset	210,000	62,000
Increase (decrease) in:
Accounts payable	114,000	188,000
Accrued expenses	(481,000)	(328,000)
Net cash provided by (used in) operating activities	170,000	(227,000)

Cash Flows from Investing Activities:
Purchases of property and equipment	(206,000)	(36,000)
Net cash used in investing activities	(206,000)	(36,000)

Cash Flows from Financing Activities:
Acquisition of treasury stock	—	(27,000)
Proceeds from exercise of stock options	58,000	—
Payments on line of credit	(24,000)	(84,000)
Payments on notes payable	(9,000)	(2,000)
Principle payments on capital lease obligations	(17,000)	(2,000)
Net cash used in financing activities	8,000	(115,000)
Net decrease in Cash and Cash Equivalents	(28,000)	(378,000)
Cash and Cash Equivalents, beginning of period	3,327,000	1,581,000
Cash and Cash Equivalents, end of period	$3,299,000	$1,203,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,000	$20,000
Income Taxes	$45,000	$20,000
Supplemental disclosure of non-cash flow investing and financing activity:
Debt incurred to acquire property and equipment	—	$219,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

AML Communications, Inc. is a producer and marketer of specialized amplifiers and integrated assemblies for the defense industry.  The Company currently conducts its operations through two reportable segments: (1) microwave amplifiers and integrated assemblies that are designed, manufactured, and marketed by the Company, and (2) the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution, that is designed, manufactured, and marketed through its wholly owned subsidiary, Mica-Tech, Inc.

1.           Basis of Presentation

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations and cash flows for the three-month period presented are not necessarily indicative of the results of operations for a full year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AML Communications, Inc. (“AML”), including its Santa Clara Operation, and its wholly owned subsidiary, Mica-Tech. Inc. (“Mica-Tech”), (collectively, the “Company”, “we” or “us”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

2.           Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This Statement is effective for reporting period that begin after November 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

3.           Earnings Per Share

FASB ASC 260, “Earnings Per Share”, (formerly SFAS No. 128) requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company to conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

          The Company had approximately 1,893,000 of granted stock options that were exercisable as of June 30, 2010 and approximately 1,768,000 of granted stock options and warrants exercisable at June 30, 2009.

          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended June 30, 2010 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$314,000	10,695,000	$0.03
Effect of dilutive securities:
Stock options		581,000
Diluted earnings per share:	$314,000	11,276,000	$0.03

Three months ended June 30, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$92,000	10,655,000	$0.01
Effect of dilutive securities:
Stock options & warrants		63,000
Diluted earnings per share:	$92,000	10,718,000	$0.01

4.          Accounts Receivable

Accounts receivable as of June 30, 2010 and March 31, 2010 are as follows:

	June 30, 2010	March 31, 2010
	(Unaudited)

Accounts receivable	$3,222,000	$3,246,000
Allowance for bad debts	(105,000)	(98,000)
	$3,117,000	$3,148,000

5.           Inventories

Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)

Raw materials, net	$2,667,000	$2,576,000
Work in process	700,000	678,000
Finished goods	411,000	244,000
	$3,778,000	$3,498,000

6.           Property & equipment

Property and equipment are depreciated on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

Depreciation expense was $145,000 and $168,000 for the three months ended June 30, 2010 and June 30, 2009, respectively.

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

Property and equipment as of June 30, 2010 and March 31, 2010 consist of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)
Building	$800,000	$800,000
Machinery and equipment	5,668,000	5,467,000
Furniture and fixtures	209,000	209,000
Leasehold improvements	701,000	696,000
Leased assets	245,000	245,000
Accumulated depreciation	(5,679,000)	(5,534,000)
	$1,944,000	$1,883,000

7.      Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended June 30, 2010, the Company recognized no impairment.

          At June 30, 2010, intangibles consisted of the following:

Intangibles (unaudited)	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(144,000)	$45,000
Existing Technology	2,504,000	(969,000)	1,535,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(20,000)	30,000
Trademarks and Brand Names	24,000	(4,000)	20,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,476,000)	$1,811,000

           At March 31, 2010, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(138,000)	$51,000
Existing Technology	2,504,000	(921,000)	1,583,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(18,000)	32,000
Trademarks and Brand Names	24,000	(3,000)	21,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,419,000)	$1,868,000

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

Amortization expense from continuing operation for the three months ended June 30, 2010 and 2009 was $57,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending June 30:
2011	$228,000
2012	$226,000
2013	$205,000
2014	$201,000
2015	$196,000

8.           Debt and lease commitments

Line of credit

At June 30, 2010, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at June 30, 2010; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. Bridge Bank maintains a perfected first priority security interest in all of our assets, including intellectual property and general intangibles currently owned or later acquired. At June 30, 2010, we had an outstanding balance of $0 under the accounts receivable agreement and $95,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. These lines of credit mature in July 2011. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.  Interest expense for the three months ended June 30, 2010 and June 30, 2009 was $2,000 and $6,000, respectively for the Bridge bank line of credit.

As of June 30, 2010, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo. At June 30, 2010, the outstanding balance was $36,000 for the Santa Barbara Bank and Trust line and $6,000 for the Wells Fargo line. Our remaining borrowing capacity was $0 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of June 30, 2010. Interest expense for the three months ended June 30, 2010 and June 30, 2009 was $1,000 and $1,000, respectively for the above line of credit.

Notes Payable

On February 3, 2006 the Company purchased the building that houses MPI, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is financed by a bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,425.88, each which includes principal and interest and one irregular last payment of $556,594.48. The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid. The note payable is secured by the deed of trust on the building. As of June 30, 2010, the outstanding note amounted to $591,000, of which $577,000 is long-term and $14,000 is current. Interest expense for the three months ended June 30, 2010 and June 30, 2009 was $10,000 and $10,000, respectively for the above note payable.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable. The funds were used for working capital. Mica-Tech agreed to repay the loan in four consecutive monthly payments of $50,000 plus interest accrued at 7% per annum. The short term note payable is unsecured. In April 2007, Mica-Tech amended the terms of the note and revised the interest rate from 7% to 10% and the payment schedule from $50,000 a month to $25,000 a month until paid in full. Mica-Tech defaulted on its monthly payments from November 2007 to December 2009 due to a cash deficiency. The default was waived by the lender at no cost. In January 2010, Mica-Tech agreed to pay $25,000 toward the total amount owed and thereafter 12 equal monthly payments in the amount of $1,994.03. The total amount remaining on the note at June 30, 2010 was $12,000. Interest expense for the three months ended June 30, 2010 and June 30, 2009 was $384 and $1,000, respectively for the above note payable.

Mica-Tech was advanced working capital from its former president and a major shareholder, Steven Ow, over a period of time which totaled to $685,000 as of April 10, 2007.  On April 10, 2007, Mica-Tech converted these advancements in the form of a single note for the amount of $685,000 with an annual interest rate of 10%.  Of the $685,000, $200,000 was converted into 200,000 shares of Mica-Tech’s common stock at the closing of the acquisition on April 11, 2007.  In connection with the merger on February 19, 2008, Mica-Tech and Mr. Ow entered into an amended and restated promissory note in the principal amount of $522,000. The interest rate on the note was reduced to 8% per annum and the maturity date was extended until April 4, 2010. On May 19, 2008, Mica-Tech and Mr. Ow entered into an agreement that settled the promissory note in the amount of $531,000, including $9,000 in accrued interest, and deferred compensation of $128,000. The consideration for this settlement was $150,000 in cash, which would be paid by three equal payments of $40,000 and one last payment of $30,000. As part of the settlement, the Company recorded gain on settlement of debt amounting to $521,000 during the period ended June 30, 2008. As of June 30, 2010, Mica-Tech paid $130,000 toward the settlement amount and the remaining amount due to Mr. Ow was $20,000 which was part of the last payment and is included in accounts payable on the balance sheet. No interest expense was incurred on the amount due to Mr. Ow.

Capital Lease Obligations

In June 2009, the Company entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period ended June 30, 2010	$165,000
Less: approximate amount representing interest	(14,000)
Present value of minimum lease payments	151,000
Less: current portion	(67,000)
Non current portion	$84,000

The future aggregate payments arising from these loans (line of credit, note payable and capital lease obligation) are as follows:

Amount
During the twelve month period ending June 30,
2011	$230,000
2012	106,000
2013	562,000
$898,000

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expired in April 2008 and we entered into a new lease, which will expire in April 2015. Until they moved into the AML facility in May 2008, Mica-Tech was leasing its office space and manufacturing facility under an operating lease expired in October 2008. Total rent expense under these operating leases was approximately $52,000 and $52,000 during the three months ended June 30, 2010 and June 30, 2009, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending June 30,
2011	$212,000
2012	221,000
2013	225,000
2014	229,000
2015	194,000
$1,081,000

9.           Equity Transactions

Stock Options

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation” (formerly SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”)). FASB ASC 718 requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

The Company recognized $35,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2010 and $41,000 or $0.00 per basic and diluted earnings per share in share-based compensation expense for the three months ended June 30, 2009. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan") with 150,000 shares initially approved.  The number of shares available for grant and issuance increases on the first day of January of each year so that the total of all common stock available for grant and issuance under the 2005 Plan is the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 2,127,695 shares as of June 30, 2010 and 3,196,400 as of June 30, 2009. The Company filed a registration statement on Form S-8 with the SEC to register the unregistered shares under the Plan or 2,927,000 shares on May 20, 2008. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

During the three months ended June 30, 2010 and 2009, the Company granted no stock options.

The following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2010	2,517,950	$0.97	$731,000
Granted	-
Forfeited	28,750	1.03
Exercised	57,500	1.02
Outstanding, June 30, 2010	2,431,700	$0.96	$961,000

The following is a summary of the status of options outstanding at June 30, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	72,450	2.72	$0.15	72,450	$0.15
$0.51 - $1.00	1,754,750	5.10	$0.91	1,444,750	$0.92
$1.01 - $2.00	589,500	6.41	$1.17	361,016	$1.22
$2.01 - $5.00	15,000	0.07	$3.06	15,000	$3.06
$0.11 - $5.00	2,431,700	5.47	$0.96	1,893,216	$0.96

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value
Non-vested - March 31, 2010	580,334	0.98	2.06 Years
Granted	-
Forfeited	(22,000)	1.00
Vested	(19,850)	1.30
Exercised	-	-
Non-vested – June 30, 2010	538,484	0.97	2.30 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $188,000, which is expected to be recognized over a period of 1.84 years.

Warrants

No warrants were outstanding as of June 30, 2010 and 2009.

10.	Segments

The Company has two reportable segments consisting of (1) AML and (2) Mica-Tech. Our AML segment includes the Camarillo operations which manufactures and sells low noise, high power amplifiers and integrated assemblies with frequencies that range from 10MHz to 40GHz and the Santa Clara operations which manufactures and sells solid state microwave amplifiers operating in the frequency range from 1 to 40 GHz with output power from 0.5W to 300W. Our Mica-Tech segment designs, manufactures and markets an intelligent satellite communication system that provides a highly reliable and secure communications link between remote sites and control centers, utilizing Supervisory Control And Data Acquisition (SCADA) technology. The Company evaluates performance based on sales, gross profit margins, and operating profit before income taxes.

          The following is information for the Company’s two reportable segments for the three month periods ended June 30, 2010 and June 30, 2009.

	Three Month Periods Ended
(In thousands)	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
Revenue from unrelated entities
AML	$3,568	$3,193
Mica-tech	165	158
	$3,733	$3,351

Income from operations
AML	$516	$128
Mica-tech	25	24
	$541	$152

Income tax expense
AML	$201	$53
Mica-tech	9	9
	$210	$62

Net income
AML	$300	$79
Mica-tech	14	13
	$314	$92

Provision for depreciation and amortization
AML	$185	$202
Mica-tech	17	23
	$202	$225

Capital expenditures
AML	$206	$36
Mica-tech	-	-
	$206	$36

	June 30, 2010	March 31, 2010
	(Unaudited)
Total Assets
AML	$16,873	$16,913
Mica-tech	1,313	1,283
	$18,186	$18,196

11.	Major customers and vendors

           Three customers provided an aggregate 41.2% and 42.9% of the Company’s total net revenue for the three months ended June 30, 2010 and 2009, respectively.  Total accounts receivable due from these customers was approximately $1.7 million and $1.5 million as of June 30, 2010 and 2009, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for an aggregate 23.4% and 26.0% of the Company’s total net purchases for the three months ended June 30, 2010 and 2009, respectively.  Total accounts payable due to these vendors was $79,000 and $114,000 as of June 30, 2010 and 2009, respectively.

12.	Repurchase of the Company Shares

On May 13, 2009, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock.  Purchases are being made in the open market as determined by AML management and in accordance with SEC requirements.  As of the close of business on June 30, 2010, the Company repurchased 38,600 shares of common stock at the weighted average price of $0.71 per share.

13	Legal Proceedings

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

Mistral Solutions PVT, LTD. v. Mica-Tech, Inc. and AML Communications, Inc. (Ventura County Superior Court Case No. 56-2010-00368443-CU-BC-VTA).  On February 25, 2010, Mistral Solutions PVT, LTD. (“Mistral”) filed a Complaint in Ventura County Superior Court against Mica-Tech, Inc. (“Mica-Tech”) and AML Communications, Inc. (“AML”).  On February 26, 2010, Mistral filed a First Amended Complaint against Mica-Tech and AML, alleging causes of action for (1) breach of written contract, (2) breach of oral contract, (3) open book account, (4) account stated, (5) for goods sold and delivered, (6) reasonable value, (7) conversion, (8) intentional misrepresentation, and (9) misappropriation of trade secrets.  The Complaint arises out of a purchase order entered into between Mistral and Mica-Tech for the use of Mistral’s engineers and support staff to develop software to be used in satellite-based systems.  Mistral is claiming special damages, including $303,413.30 on the purchase order, consequential damages, punitive damages, possession of personal property, preliminary and permanent injunctions as to Mistral’s trade secrets, attorneys’ fees, prejudgment interest and costs.  Mica-Tech and AML deny the claims and intend to vigorously defend against them.  On May 3, 2010, Mica-Tech and AML filed their Answer to the First Amended Complaint.  In addition, Mica-Tech filed a Cross-Complaint against Mistral, alleging causes of action for (1) breach of contract, (2) fraud, (3) intentional misrepresentation, (4) negligent misrepresentation, (5) breach of implied covenant of good faith and fair dealing, (6) intentional interference with contract, (7) intentional interference with prospective economic advantage, (8) negligent interference with prospective economic advantage, and (9) conversion.  The Cross-Complaint arises out of false and fraudulent representations made by Mistral concerning the purchase order and Mistral’s breach of the terms of the purchase order.  Mica-Tech is seeking compensatory damages of at least $549,587.50, exemplary damages, attorneys’ fees, and interest and costs.  Mistral has not filed its response to the Cross-Complaint.  A Case Management Conference is set for August 30, 2010, and no trial date has been set.

14.	Reclassifications

Certain comparative amounts have been reclassified to conform to the current period’s presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue, product development, demand, acceptance and market share, gross margins, levels of research and development, our management's plans and objectives for our current and future operations, and other statements that are not historical facts.  Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words "intend," "believe," "will," "may," "could," "expect," "anticipate," "plan," "possible," and similar terms. Actual results could differ materially from the results implied by the forward-looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and particularly in the section titled “Additional Factors That May Affect Future Results” included in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

Overview

Our business is comprised of two reportable segments, AML Communications, Inc. (“AML”) and Mica-Tech, Inc (“Mica-Tech”).  AML designs, manufactures, and markets specialized microwave amplifiers and integrated assemblies serving the Defense Market.  AML represented 96.9% of our 2010 net revenue.  Mica-Tech designs, manufactures, and markets an intelligent communication system to provide Supervisory Control and Data Acquisition (SCADA) of the electric power grid. Mica-Tech represented 3.1% of our 2010 net revenue.

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

Catalog Sales are a diversified and important sector of our business, and that revenue in fiscal year 2010 grew as we added to the number of products and increased our market penetration and number of customers in the U.S. and overseas. Catalog Sales have proven an excellent source of new Defense Programs customers.

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

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution. The operating software and hardware are designed in-house with support from outside consultants. Since completion of the acquisition of the remaining interest in Mica-Tech in February 2008, we moved this subsidiary into our Camarillo facility and took other steps to improve Mica-Tech’s financial structure while the Company pursues the utility SCADA market.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

 Net sales.  Net sales for the three months ended June 30, 2010 were approximately $3.7 million, compared to approximately $3.4 million for the three months ended June 30, 2009, representing an increase of $382,000 or 11.4%. Our revenue growth was mainly driven by products delivered to the Unmanned Aerial Vehicles (UAV) market during this period and products delivered for the $1.5 million order we previously received from an Italian company. Growth took place in both short and long term programs as well as through the addition of new customers. The Company has invested significant resources in diversifying the composition of orders by developing products that target large, multi-year programs. Large program orders we have previously announced have reached manufacturing maturity and are positively impacting our revenues.

Gross profit.  Gross profit for the three months ended June 30, 2010 was approximately $1.9 million, or 49.7% of net sales, compared to a gross profit for the three months ended June 30, 2009, of approximately $1.4 million, or 41.2% of net sales. Utilization of automated equipment, coupled with the reduction in manual operations, has enhanced our ability to increase shipments with reduced costs and improved manufacturing efficiencies.

Selling, general, and administrative costs.  Selling, general and administrative costs for the three months ended June 30, 2010 were $792,000, or 21.2% of net sales, compared to $694,000, or 20.7%of net sales, for the three months ended June 30, 2009, representing an increase of $98,000. Selling, general and administrative costs increased mainly due to increased spending in commission expenses associated with increased revenues.

Research and development costs.  Research and development costs for the three months ended June 30, 2010 were $522,000, or 14.0% of net sales, compared to $535,000, or 16.0% of net sales, for the three months ended June 30, 2009, representing a decrease of $13,000. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders.

Other net income.  We recorded a net other expense of $17,000 for the three month period ended June 30, 2010 due to interest expense associated with notes payable and lines of credit. During the three month period ended June 30, 2009, we incurred $19,000 in interest expenses that were associated with notes payable and lines of credit and realized a gain on sale of fixed assets of $21,000.

Income before income tax.  Income before income tax was $524,000 for the three months ended June 30, 2010, compared to income before income tax of $154,000 for the three months ended June 30, 2010. The significant increase in income before income tax, as compared to the same period of prior year, is mainly due to increased revenues coupled with improved gross margins from manufacturing efficiencies.

Income before income tax in the AML segment was $501,000 for the three months ended June 30, 2010, compared to $133,000 for the three months ended June 30, 2009. This increase is mainly attributable to increased revenues and increased gross margins.

Income before income tax in the Mica-Tech segment was $23,000 for the three months ended June 30, 2010, compared to income before income tax of $21,000 for the three months ended June 30, 2009.

Provision for income taxes. During the three months ended June 30, 2010, the company utilized its deferred tax assets reserve to record income tax expenses of $210,000. The company has no tax liability as of June 30, 2010 due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $62,000 during the three months ended June 30, 2009.

 Net income.  Net income was $314,000 or $0.03 per share for the three months ended June 30, 2010, compared to net income of $92,000, or $0.01 per share for the three months ended June 30, 2009.

Net income from the AML segment was $300,000 for the three months ended June 30, 2010 and $79,000 for the three months ended June 30, 2009.

Net income from the Mica-Tech segment was $14,000 for the three months ended June 30, 2010, compared to net income of $13,000 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from internally generated funds and, to a lesser extent, loans from stockholders and capital lease obligations.

At June 30, 2010, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at June 30, 2010; however, there is no assurance that we will be in compliance at future dates. This agreement to provide cash advances against accounts receivables terminates on August 15, 2010 or upon a date that the bank or AML chooses to terminate the agreement. Any unpaid balance is due and payable pursuant to the agreement on the termination date. Bridge Bank maintains a perfected first priority security interest in all of our assets, including intellectual property and general intangibles currently owned or later acquired. At June 30, 2010, we had an outstanding balance of $0 under the accounts receivable agreement and $94,000 under the equipment financing agreement, which includes amounts owed under prior lines of credit with Bridge Bank. These lines of credit mature in July 2011. Our remaining borrowing capacity is approximately $1,000,000 under the accounts receivable agreement and $0 under the equipment financing agreement as the availability period for the equipment term loan expired as of December 31, 2008.  Interest expense for the three months ended June 30, 2010 and June 30, 2009 was $2,000 and $6,000, respectively for the Bridge bank line of credit.

At June 30, 2010, we had $3.3 million in cash and cash equivalents.  For the three months ended June 30, 2010, our operating activities provided cash of approximately $170,000 as compared to $227,000 cash used by our operating activities for the three months ended June 30, 2009.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $206,000 for the three months ended June 30, 2010 and $36,000 for the three months ended June 30, 2009.  Net cash provided by financing activities was $8,000 for the three months ended June 30, 2010 compared to $115,000 cash used by financing activities for the three months ended June 30, 2009.  We collected $58,000 from exercise of stock options and paid off $50,000 toward outstanding notes payable, capital lease obligation, and existing line of credit.

We anticipate capital expenditures of approximately $350,000 in our 2011 fiscal year. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with Bridge Bank. At June 30, 2010, our remaining borrowing capacity under this agreement was $1,000,000.

We may attempt to procure additional sources of financing in the event that the capital available as of June 30, 2010 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

Critical Accounting Policies

Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. This Statement is effective for reporting period that begin after November 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if adopted, will have a material effect on our financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report (June 30, 2010). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mistral Solutions PVT, LTD. v. Mica-Tech, Inc. and AML Communications, Inc. (Ventura County Superior Court Case No. 56-2010-00368443-CU-BC-VTA).  On February 25, 2010, Mistral Solutions PVT, LTD. (“Mistral”) filed a Complaint in Ventura County Superior Court against Mica-Tech, Inc. (“Mica-Tech”) and AML Communications, Inc. (“AML”).  On February 26, 2010, Mistral filed a First Amended Complaint against Mica-Tech and AML, alleging causes of action for (1) breach of written contract, (2) breach of oral contract, (3) open book account, (4) account stated, (5) for goods sold and delivered, (6) reasonable value, (7) conversion, (8) intentional misrepresentation, and (9) misappropriation of trade secrets.  The Complaint arises out of a purchase order entered into between Mistral and Mica-Tech for the use of Mistral’s engineers and support staff to develop software to be used in satellite-based systems.  Mistral is claiming special damages, including $303,413.30 on the purchase order, consequential damages, punitive damages, possession of personal property, preliminary and permanent injunctions as to Mistral’s trade secrets, attorneys’ fees, and prejudgment interest and costs.  Mica-Tech and AML deny the claims and intend to vigorously defend against them.  On May 3, 2010, Mica-Tech and AML filed their Answer to the First Amended Complaint.  In addition, Mica-Tech filed a Cross-Complaint against Mistral, alleging causes of action for (1) breach of contract, (2) fraud, (3) intentional misrepresentation, (4) negligent misrepresentation, (5) breach of implied covenant of good faith and fair dealing, (6) intentional interference with contract, (7) intentional interference with prospective economic advantage, (8) negligent interference with prospective economic advantage, and (9) conversion.  The Cross-Complaint arises out of allegations of false and fraudulent representations made by Mistral concerning the purchase order and Mistral’s breach of the terms of the purchase order.  Mica-Tech is seeking compensatory damages of at least $549,587.50, exemplary damages, attorneys’ fees, interest and costs.  Mistral has not filed its response to the Cross-Complaint.  A Case Management Conference is set for August 30, 2010, and no trial date has been set.

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

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and
Chief Executive Officer
(Principal Executive Officer)	Dated: August 12, 2010

/s/: Heera Lee
By: Heera Lee, Principal Financial
Officer	Dated: August 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification by the Chief Executive Officer(2)
31.2	Certification by the Principal Financial Officer(2)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(2)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(2)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(2)	Filed herewith.