Form 10-Q
period 2010-09-30
AML COMMUNICATIONS INC
filed 2010-11-12
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of November 5, 2010: 10,805,865 shares

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	As on September 30, 2010	As on March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,515,000	$3,327,000
Accounts receivable, net	2,688,000	3,148,000
Inventories, net	3,585,000	3,498,000
Note receivable	-	4,000
Prepaid expenses	280,000	218,000
Deferred tax asset - current	942,000	1,277,000
Total current assets	12,010,000	11,472,000

Property and equipment, at cost	7,736,000	7,417,000
Less: Accumulated depreciation	(5,816,000)	(5,534,000)
Property and equipment, net	1,920,000	1,883,000

Deferred tax asset – Non current	2,931,000	2,931,000
Intangible Assets:
Technologies, net	1,486,000	1,583,000
Patents, net	39,000	51,000
Customer relationship, net	28,000	32,000
Trademarks and brand names	201,000	202,000
Total intangible assets	1,754,000	1,868,000
Deposits	35,000	42,000
Total Assets	$18,650,000	$18,196,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$112,000	$132,000
Accounts payable	982,000	832,000
Current portion of notes payable and capital lease obligation	96,000	110,000
Accrued expenses:
Accrued payroll and payroll related expenses	719,000	993,000
Other accrued liabilities	237,000	273,000
Total current liabilities	2,146,000	2,340,000

Long term notes payable	573,000	581,000
Capital lease obligations, net of current portion	65,000	97,000
Line of credit, net of current portion	-	29,000

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,805,865 and 10,680,915 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively. 38,600 shares held in treasury as of September 30, 2010	108,000	107,000
Capital in excess of par value	14,415,000	14,203,000
Retained earnings	1,370,000	866,000
Treasury stock – 38,600 shares of treasury stock held	(27,000)	(27,000)
Total stockholders equity	15,866,000	15,149,000
Total Liabilities and stockholders’ equity	$18,650,000	$18,196,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC. & SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Month Periods Ended		Six Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net sales	$3,790,000	$4,457,000	$7,523,000	$7,808,000
Cost of goods sold	2,083,000	2,204,000	3,961,000	4,175,000
Gross profit	1,707,000	2,253,000	3,562,000	3,633,000

Operating expenses:
Selling, general & administrative	824,000	854,000	1,616,000	1,547,000
Research and development	553,000	567,000	1,075,000	1,102,000
Total operating expenses	1,377,000	1,421,000	2,691,000	2,649,000

Income from operations	330,000	832,000	871,000	984,000

Other Income (Expense)
Gain on sale of property & equipment	-	-	-	21,000
Interest & other expense	(15,000)	(22,000)	(32,000)	(41,000)
Total other income (expense)	(15,000)	(22,000)	(32,000)	(20,000)
Income before provision for income taxes	315,000	810,000	839,000	964,000
Provision for income taxes	126,000	324,000	335,000	385,000
Net income	$189,000	$486,000	$504,000	$579,000

Basic earnings per common share	$0.02	$0.05	$0.05	$0.05

Basic weighted average number of shares of common stock outstanding	10,768,000	10,616,000	10,732,000	10,627,000

Diluted earnings per common share	$0.02	$0.05	$0.04	$0.05

Diluted weighted average number of shares of common stock outstanding	11,321,000	10,719,000	11,287,000	10,702,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Periods Ended September 30
	2010	2009
Cash Flows from Operating Activities:
Net income	$504,000	$579,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	281,000	326,000
Provision for bad debts	9,000	(3,000)
Inventory reserves	31,000	39,000
Stock options compensation	70,000	79,000
Warrants expense	22,000	---
Amortization	114,000	114,000
Gain on sale of property & equipment	---	(20,000)
Changes in current assets and liabilities:
Decrease (increase) in:
Accounts receivable	455,000	(516,000)
Inventories	(118,000)	(390,000)
Other assets	(55,000)	(19,000)
Deferred tax asset	336,000	385,000
Increase (decrease) in:
Accounts payable	150,000	205,000
Accrued expenses	(311,000)	51,000
Net cash provided by operating activities	1,488,000	830,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(319,000)	(115,000)
Net cash used in investing activities	(319,000)	(115,000)

Cash Flows from Financing Activities:
Acquisition of treasury stock	---	(27,000)
Proceeds from exercise of stock options	120,000	---
Payments on line of credit	(48,000)	(168,000)
Payments on notes payable	(18,000)	(4,000)
Principle payments on capital lease obligations	(35,000)	(18,000)
Net cash provided by (used in) financing activities	19,000	(217,000)
Net increase in Cash and Cash Equivalents	1,188,000	498,000
Cash and Cash Equivalents, beginning of period	3,327,000	1,581,000
Cash and Cash Equivalents, end of period	$4,515,000	$2,079,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,000	$42,000
Income Taxes	$55,000	$40,000
Supplemental disclosure of non-cash flow investing and financing activity: Debt incurred to acquire property and equipment	---	$219,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

2.           Significant Accounting Policies

              Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe that the following significant accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

 Revenue recognition.  We generate our revenue through the sale of products.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	Price is fixed or determinable; and
●	Collectibility is reasonably assured.

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

             Property and Equipment.  We capitalize expenditures that materially increase asset lives and charge ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

              Intangible Assets.  We account for its intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the six months ended September 30, 2010, the Company recognized no impairment.

              Existing Technology.  Our existing technology is based on a patent issued in 1990, which continues to be the main technology of our Santa Clara Operation.  It is a substrate deposition technology that is mature and with no replacement technology forecasted.

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

  In February 2010, the FASB amended guidance related to disclosure of subsequent events, which was effective upon issuance. These amendments prescribe that entities that are SEC filers are required to evaluate subsequent events through the date that the financial statements are issued. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

3.          Reclassifications

              Certain comparative amounts have been reclassified to conform to the current period’s presentation.

4.          Earnings Per Share

              Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options and warrants (applying the treasury stock method).

              The Company had approximately 1,955,000 of granted stock options that were exercisable as of September 30, 2010 and approximately 1,904,000 of granted stock options and warrants exercisable at September 30, 2009.

              The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended September 30, 2010 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$189,000	10,768,000	$0.02
Effect of dilutive securities:
Stock options and warrants		553,000
Diluted earnings per share:	$189,000	11,321,000	$0.02

Three months ended September 30, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$486,000	10,616,000	$0.05
Effect of dilutive securities:
Stock options		103,000
Diluted earnings per share:	$486,000	10,719,000	$0.05

Six months ended September 30, 2010 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$504,000	10,732,000	$0.05
Effect of dilutive securities:
Stock options and warrants		555,000
Diluted earnings per share:	$504,000	11,287,000	$0.04

Six months ended September 30, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$579,000	10,627,000	$0.05
Effect of dilutive securities:
Stock options		75,000
Diluted earnings per share:	$579,000	10,702,000	$0.05

5.          Accounts Receivable

Accounts receivable as of September 30, 2010 and March 31, 2010 are as follows:

	September 30, 2010 (Unaudited)	March 31, 2010

Accounts receivable	$2,794,000	$3,246,000
Allowance for bad debts	(106,000)	(98,000)
	$2,688,000	$3,148,000

6.           Inventories

              Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30, 2010 (Unaudited)	March 31, 2010

Raw materials, net	$2,609,000	$2,576,000
Work in process	710,000	678,000
Finished goods	266,000	244,000
	$3,585,000	$3,498,000

7.          Property & equipment

              Property and equipment are depreciated on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

              Depreciation expense was $281,000 and $326,000 for the six months ended September 30, 2010 and September 30, 2009, respectively.

              Property and equipment as of September 30, 2010 and March 31, 2010 consist of the following:

	September 30, 2010 (Unaudited)	March 31, 2010
Building	$800,000	$800,000
Machinery and equipment	5,773,000	5,467,000
Furniture and fixtures	217,000	209,000
Leasehold improvements	701,000	696,000
Leased assets	245,000	245,000
Accumulated depreciation	(5,816,000)	(5,534,000)
	$1,920,000	$1,883,000

8.          Intangible Assets

              At September 30, 2010, intangibles consisted of the following:

Intangibles (unaudited)	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(150,000)	$39,000
Existing Technology	2,504,000	(1,018,000)	1,486,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(22,000)	28,000
Trademarks and Brand Names	24,000	(4,000)	20,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,533,000)	$1,754,000

              At March 31, 2010, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(138,000)	$51,000
Existing Technology	2,504,000	(921,000)	1,583,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(18,000)	32,000
Trademarks and Brand Names	24,000	(3,000)	21,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,419,000)	$1,868,000

              Due to the acquisition of MPI in the quarter ended June 30, 2004 and the acquisition of Mica-Tech on April 11, 2007 (51%) and February 19, 2008 (100%), we recorded the intangible assets above.

              For the intangible assets we acquired from the MPI acquisition, we assigned an 8-year life to Patents, a 12-year life to Existing Technology, and a 3-year life to Customer Lists. All items are subject to amortization. The value assigned to Trademarks, which have an indefinite life, are not amortized and is subject to an annual impairment testing.

              For the intangible assets we acquired from the Mica-Tech acquisition, we have assigned a 15-year life to Existing Technology, a 6-year life to Customer Relationship, and a 15-year life to Trademarks and Brand Names. All items stated are subject to amortization. Backlog was amortized on fulfillment of orders.

              Amortization expense from continuing operation for the six months ended September 30, 2010 and 2009 was $114,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending September 30:
2011	$228,000
2012	$220,000
2013	$205,000
2014	$199,000
2015	$196,000

9.          Debt and lease commitments

Line of credit

              The Company previously had a line of credit arrangement with Bridge Bank; however this financing agreement terminated on August 15, 2010. As of September 30, 2010, we had an outstanding balance of $0 under the accounts receivable agreement and $73,000 under the equipment financing agreement, which included amounts owed under prior lines of credit with Bridge Bank. Interest expense for the six months ended September 30, 2010 and September 30, 2009 was $3,000 and $12,000, respectively for the Bridge Bank line of credit.

              On September 10, 2010, we signed an Accounts Receivable Loan Agreement with City National Bank, with a credit facility of $1.5 million. Of this $1.5 million, $1.0 million may be used for cash advances against accounts receivables and $0.5 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 3.50%, with respect to cash advances and equipment advances.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. As of September 30, 2010, we didn’t utilize any of these lines and the outstanding balance under this Loan Agreement with City National Bank was $0.

              As of September 30, 2010, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo. At September 30, 2010, the outstanding balance was $35,000 for the Santa Barbara Bank and Trust line and $5,000 for the Wells Fargo line. Our remaining borrowing capacity was $0 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of September 30, 2010. Interest expense for the six months ended September 30, 2010 and September 30, 2009 was $2,000 and $3,000, respectively for the above line of credit.

Notes Payable

              On February 3, 2006 the Company purchased the building that houses Santa Clara Operation, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is financed by a bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,426, each which includes principal and interest and one irregular last payment of $556,594. The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid. The note payable is secured by the deed of trust on the building. As of September 30, 2010, the outstanding note amounted to $587,000, of which $573,000 is long-term and $14,000 is current. Interest expense for the six months ended September 30, 2010 and September 30, 2009 was $20,000 and $20,000, respectively for the above note payable.

              On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable. The funds were used for working capital. Mica-Tech agreed to repay the loan in four consecutive monthly payments of $50,000 plus interest accrued at 7% per annum. The short term note payable is unsecured. In April 2007, Mica-Tech amended the terms of the note and revised the interest rate from 7% to 10% and the payment schedule from $50,000 a month to $25,000 a month until paid in full. Mica-Tech defaulted on its monthly payments from November 2007 to December 2009 due to a cash deficiency. The default was waived by the lender at no cost. In January 2010, Mica-Tech agreed to pay $25,000 toward the total amount owed and thereafter 12 equal monthly payments in the amount of $1,994. The total amount remaining on the note at September 30, 2010 was $6,000. Interest expense for the six months ended September 30, 2010 and September 30, 2009 was $627 and $2,000, respectively for the above note payable.

              Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled $685,000 as of April 10, 2007.  The remaining amount due on this advance was $20,000 as of September 30, 2010, and is included in accounts payable on the balance sheet. No interest expense was incurred on the amount due to Mr. Ow.

Capital Lease Obligations

              In June 2009, the Company entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period ended September 30, 2010	$133,000
Less: approximate amount representing interest	(11,000)
Present value of minimum lease payments	122,000
Less: current portion	(68,000)
Non current portion	$54,000

The future aggregate payments arising from these loans (line of credit, note payable and capital lease obligation) are as follows:

Amount
During the twelve month period ending September 30,
2011	$229,000
2012	69,000
2013	559,000
$857,000

Operating Lease Obligations

              The lease for AML’s office space and manufacturing facility expires in April 2015. Total rent expense under these operating leases was approximately $105,000 and $104,000 during the six months ended September 30, 2010 and September 30, 2009, respectively.

              Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending September 30,
2011	$214,000
2012	222,000
2013	226,000
2014	231,000
2015	136,000
$1,029,000

10.        Equity Transactions

Stock Options

              The Company recognized $70,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2010 and $79,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the six months ended September 30, 2009. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

              In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan") with 150,000 shares initially approved.  The number of shares available for grant and issuance increases on the first day of January of each year so that the total of all common stock available for grant and issuance under the 2005 Plan is the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 1,952,195 shares as of September 30, 2010 and 1,627,900 as of September 30, 2009. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

              Pursuant to the 2005 Plan, during the six months ended September 30, 2010, the Company granted 175,500 stock options to the Company’s employees and two external directors of AML, as follows:

              On September 9, 2010, the Company granted a total of 175,500 stock options to nineteen employees and two external directors as follows: 85,000 stock options to three AML’s officers as employee compensation, 60,500 stock options to sixteen employees as employee compensation and 30,000 non qualified stock options to two external directors.

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

              The second 60,500 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period.

              The last 30,000 non qualified stock options granted have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  The options are vested at the rate of twenty-five (25) percent per year over a four year period.

              The option exercise price is $1.25 for all of the 175,500 stock options granted on September 9, 2010, which was the fair market value of our common stock at the time these options were granted.

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

              The following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2010	2,517,950	$0.97	$731,000
Granted	175,500	1.25
Forfeited	43,750	1.73
Exercised	124,950	0.96
Outstanding, September 30, 2010	2,524,750	$0.97	$1,163,000

              The following is a summary of the status of options outstanding at September 30, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	71,000	2.36	$0.15	71,000	$0.15
$0.51 - $1.00	1,691,750	4.83	$0.91	1,443,633	$0.92
$1.01 - $2.00	762,000	7.18	$1.19	440,768	$1.19
$0.11 - $2.00	2,524,750	6.01	$0.97	1,955,401	$0.95

              For options granted during the six months ended September 30, 2010, the weighted-average fair value of such options was $0.72.

              The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

              Stock Options Granted on September 9, 2010:

              35,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	1.57%
Expected life of the options	3.50 years
Expected volatility	73.12%
Expected dividend yield	0

              50,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	2.77%
Expected life of the options	6.00 years
Expected volatility	61.05%
Expected dividend yield	0

              60,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	2.77%
Expected life of the options	6.50 years
Expected volatility	59.21%
Expected dividend yield	0

              30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	2.77%
Expected life of the options	6.25 years
Expected volatility	60.17%
Expected dividend yield	0

              Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period
Non-vested - March 31, 2010	580,334	0.98	2.06 Years
Granted	175,500	1.25
Forfeited	(22,000)	1.00
Vested	(164,484)	1.00
Exercised	-	-
Non-vested – September 30, 2010	569,350	1.05	1.93 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $197,708, which is expected to be recognized over a period of 1.87 years.

Warrants

In connection with the Financial Advisory Agreement (the “Agreement”) dated August 1, 2010 by and among the Holder, the Company granted a warrant for the purchase of up to 50,000 shares of the Company’s common stock to the Holder on August 1, 2010. Under the terms of the Agreement, the Company and the Holder agreed to issue and award in advance for every three (3) months the Holder is engaged by the Company during the Term of the Agreement, not to exceed a maximum of 200,000, as non-refundable incentive compensation for the services performed by the Holder.  The warrant has a term of three (3) years from the grant date and is fully vested upon receipt. We recorded $22,000 warrants expense during the six months ended September 30, 2010.

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2010	-	-	$-
Granted	50,000	1.46
Forfeited	-
Exercised	-
Outstanding, September 30, 2010	50,000	1.46	$-

Following is a summary of the status of warrants outstanding at September 30, 2010:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.01 - $2.00	50,000	2.82	$1.46	50,000	$1.46

11.          Segments

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

          The following is information for the Company’s two reportable segments for the six month periods ended September 30, 2010 and September 30, 2009.

	Six Month Periods Ended
(In thousands)	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
Revenue from unrelated entities
AML	$7,162	$7,546
Mica-tech	361	262
	$7,523	$7,808

Income from operations
AML	$810	$969
Mica-tech	61	15
	$871	$984

Income tax expense
AML	$312	$381
Mica-tech	23	4
	$335	$385

Net income
AML	$469	$572
Mica-tech	35	7
	$504	$579

Provision for depreciation and amortization
AML	$360	$393
Mica-tech	35	47
	$395	$440

Capital expenditures
AML	$319	$115
Mica-tech	-	-
	$319	$115

	September 30, 2010 (Unaudited)	March 31, 2010
Total Assets
AML	$17,322	$16,913
Mica-tech	1,328	1,283
	$18,650	$18,196

12.          Major customers and vendors

               Three customers provided an aggregate 34.6% and 33.7% of the Company’s total net revenue for the six months ended September 30, 2010 and 2009, respectively.  Total accounts receivable due from these customers was approximately $638,000and $649,000 as of September 30, 2010 and 2009, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for an aggregate 21.7% and 22.6% of the Company’s total net purchases for the six months ended September 30, 2010 and 2009, respectively.  Total accounts payable due to these vendors was $83,000 and $132,000 as of September 30, 2010 and 2009, respectively.

13.          Repurchase of the Company Shares

On May 13, 2009, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock.  Purchases are being made in the open market as determined by AML management and in accordance with SEC requirements.  As of the close of business on September 30, 2010, the Company repurchased 38,600 shares of common stock at the weighted average price of $0.71 per share.

14           Legal Proceedings

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

The Company is party to a vendor dispute filed on February 25, 2010, alleging causes of action for breach of contract, among others. The vendor is claiming damages, including consequential damages, punitive damages, possession of personal property, and other items. Management contends that the claims against the Company are without merit and intends to defend vigorously. On May 3, 2010, the Company filed their Answer to the First Amended Complaint and in addition, filed a Cross-Complaint alleging causes of action for breach of contract, among others. The vendor filed a Demurrer and Motion to Strike, challenging the sufficiency of the claims in the Cross-Complaint.  On August 3, 2010, the Court overruled, in part, and sustained, in part, the Demurrer, finding that the breach of contract cause of action was sufficiently pled and granting the Company leave to amend certain claims in the Cross-Complaint.  On August 23, 2010, the Company filed its First Amended Cross-Complaint.  In response, the vendor filed a Demurrer and Motion to Strike, which were heard on November 3, 2010.  The Court overruled and sustained, in part, the Demurrer, finding that the breach of contract, fraud and negligent misrepresentation causes of action were sufficiently pled and denied the motion to strike as to the fraud claims.  The Court ordered the vendor to file its Answer to the First Amended Cross-Complaint by November 23, 2010.  No trial date has been set.

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

The increase in AML sales revenue and net income is primarily attributable to our successful track record in Defense Programs by designing and producing specialized micro-electronic components for an increasing range and number of mission-critical battlefield electronic warfare systems. These systems include the U.S. Air Force MALD (aerial decoy) program on which AML is a major supplier.

Catalog sales are a diversified and important sector of our business, and that revenue from this sector in fiscal year 2010 grew as we added to the number of products and increased our market penetration and number of customers in the U.S. and overseas. Catalog sales have proven an excellent source of new Defense Programs customers.

                Our strategy for growth in fiscal 2011 includes both horizontal and vertical growth. Regarding horizontal growth, we have entered into a contract with C.K. Cooper to identify acquisitions in our industry. Our vertical planned growth includes capturing an increasing share of the U.S. and overseas defense micro-electronics component markets. We are in various phases of contracted development on a number of potentially large defense programs. Should these component design, development and prototype programs be selected for long-term AML mass production, it would likely have a materially positive impact on our sales and profitability. We also target growing catalog sales to drive custom catalog orders and new defense program contracts. We regularly analyze our manufacturing processes for opportunities to increase capacity or efficiency.

Our Mica-Tech segment designs and manufactures the UltraSatNet, an Intelligent Satellite Utility Communication Solution for the monitoring and control of power grid distribution. The operating software and hardware are designed in-house with support from outside consultants. Since completion of the acquisition of the remaining interest in Mica-Tech in February 2008, we moved this subsidiary into our Camarillo facility and took other steps to improve Mica-Tech’s financial structure while the Company pursues the electric grid utility SCADA market.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net sales.  Net sales for the three months ended September 30, 2010 were approximately $3.8 million, compared to approximately $4.5 million for the three months ended September 30, 2009, representing a decrease of $667,000 or 15%. Reduction in revenues is mainly due to reduced short term bookings in the first quarter of fiscal year 2011 and preparations for production start of a $3.7 million order that is now scheduled to commence delivery in the fourth quarter of the current fiscal year. Also during this quarter we invested in increased engineering activity associated with initial production on a new program with yearly expectation of above a $1.0 million production level. This has contributed to a temporary reallocation of resources that on a comparison basis resulted in a reduction in production revenues.

Gross profit.  Gross profit for the three months ended September 30, 2010 was approximately $1.7 million, or 45.0% of net sales, compared to a gross profit for the three months ended September 30, 2009, of approximately $2.3 million, or 50.5% of net sales. Decrease in gross profit, as a percentage of net sales, is mainly due to reduced revenues coupled with increased material cost and increased investment in engineering activities during this period. Products we shipped during this period had material costs higher than our average material cost.

Selling, general, and administrative costs.  Selling, general and administrative costs for the three months ended September 30, 2010 were $824,000, or 21.7% of net sales, compared to $854,000, or 19.2% of net sales, for the three months ended September 30, 2009, representing a decrease of $30,000. Selling, general and administrative costs decreased mainly due to decreased commission expenses associated with decreased revenues.

Research and development costs.  Research and development costs for the three months ended September 30, 2010 were $553,000, or 14.6% of net sales, compared to $567,000, or 12.7% of net sales, for the three months ended September 30, 2009, representing a decrease of $14,000. We are committed to continuing our investment in R&D projects to address customer needs for short and long term program orders.

Other net expense.  We recorded a net other expense of $15,000 for the three month period ended September 30, 2010 due to interest expense associated with notes payable and lines of credit. During the three month period ended September 30, 2009, we incurred $22,000 in interest expenses that were associated with notes payable and lines of credit.

Income before income tax.  Income before income tax was $315,000 for the three months ended September 30, 2010, compared to income before income tax of $810,000 for the three months ended September 30, 2009. The decrease in income before income tax, as compared to the same period of prior year, is mainly due to decreased revenues.

Income before income tax in the AML segment was $280,000 for the three months ended September 30, 2010, compared to $820,000 for the three months ended September 30, 2009. This decrease is mainly resulted from decreased sales in this segment.

Income before income tax in the Mica-Tech segment was $35,000 for the three months ended September 30, 2010, compared to loss before income tax of $10,000 for the three months ended September 30, 2009.

Provision for income taxes. During the three months ended September 30, 2010, the company utilized its deferred tax assets reserve to record income tax expenses of $126,000. The company has no tax liability as of September 30, 2010 due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $324,000 during the three months ended September 30, 2009.

                Net income.  Net income was $189,000 or $0.02 per share for the three months ended September 30, 2010, compared to net income of $486,000, or $0.05 per share for the three months ended September 30, 2009.

Net income from the AML segment was $168,000 for the three months ended September 30, 2010 and $492,000 for the three months ended September 30, 2009.

Net income from the Mica-Tech segment was $21,000 for the three months ended September 30, 2010, compared to net loss of $6,000 for the three months ended September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

          Net sales.  Net sales for the six months ended September 30, 2010 were approximately $7.5 million, as compared to net sales of $7.8 million for the six months ended September 30, 2009, a decrease of $0.3 million or 3.6%.  Reduction in revenues is mainly due to reduced short term bookings in the first quarter of fiscal year 2011 and preparations for production start of a $3.7 million order that is now scheduled to commence delivery in the fourth quarter of the current fiscal year. Also during this quarter we invested in increased engineering activity associated with initial production on a new program with yearly expectation of above a $1.0 million production level. This has contributed to a temporary reallocation of resources that on a comparison basis resulted in a reduction in production revenues.

          Gross profit.  Gross profit for the six months ended September 30, 2010 was approximately $3.6 million, or 47.4% of net sales, as compared to a gross profit of $3.6 million, or 46.5% of net sales for the six months ended September 30, 2009. Gross profit, as a percentage of net sales increased due to utilization of automated equipment, coupled with the reduction in manual operations.

          Selling, general and administrative costs.  Selling, general, and administrative costs were $1.6 million, or 21.5% of net sales, for the six months ended September 30, 2010, as compared to $1.5 million, or 19.8% of net sales, for the six months ended September 30, 2009.  Selling, general and administrative costs for AML increased by $76,000, compared to the same period of the prior year, mainly due to increased spending in advertising and web consulting expenses.

          Research and development costs.  Research and development costs were $1.1 million or 14.3% of net sales, for the six months ended September 30, 2010, as compared to $1.1 million or 14.1% of net sales, for the six months ended September 30, 2009.  Change in research and development cost is insignificant. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders.

Other net income.  We recorded a net other expense of $32,000 for the six months ended September 30, 2010 and a net other expense of $20,000 for the six months ended September 30, 2009. During the six months ended September 30, 2010, we incurred $32,000 in interest expenses that were associated with notes payable, capital lease and lines of credit. During the six months ending September 30, 2009, we incurred $41,000 in interest expenses that were associated with notes payable and lines of credit and realized a gain on sale of fixed assets of $21,000.

Income before income tax.  Income before income tax was $839,000 for the six months ended September 30, 2010, compared to income before income tax of $964,000 for the six months ended September 30, 2009. The decrease in income before income tax, as compared to the same period of prior year, is mainly due to reduced revenues during the six months ended September 30, 2010.

Income before income tax in the AML segment was $781,000 for the six months ended September 30, 2010, compared to $953,000 for the six months ended September 30, 2009. This decrease is mainly attributable to decreased sales in this segment.

Income before income tax in the Mica-Tech segment was $58,000 for the six months ended September 30, 2010, compared to income before income tax of $11,000 for the six months ended September 30, 2009. The increase is due to increased sales of hardware during the six months ended September 30, 2010.

                Provision for income taxes. During the six months ended September 30, 2010, the company utilized its deferred tax assets reserve to record income tax expenses of $335,000. The company has no tax liability at the end of the period due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $385,000 for the six months ended September 30, 2009.

                Net income.  Net income was $504,000, or $0.05 per share, for the six months ended September 30, 2010, compared to net income of $579,000, or $0.05 per share, for the six months ended September 30, 2009.

Net income from the AML segment was $469,000 for the six months ended September 30, 2010 and $572,000 for the six months ended September 30, 2009.

Net income from the Mica-Tech segment was $35,000 for the six months ended September 30, 2010 and $7,000 for the six months ended September 30, 2009.

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

Prior to August 15, 2010, AML had a line of credit agreement with Bridge Bank. On September 16, 2008, we signed a Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank to renew our line of credit, with a credit facility of $1.3 million. Of this $1.3 million, $1.0 million may be used for cash advances against accounts receivables and $0.3 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 5.00%, plus 0.25% with respect to cash advances, and a rate of such prime rate plus 1.0% with respect to equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Modification Agreement.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We were also required to stay within 80% of our planned quarterly revenue. We were in compliance with these requirements at August 15, 2010.

This agreement to provide cash advances against accounts receivables terminated on August 15, 2010. As of September 30, 2010, we had an outstanding balance of $0 under the accounts receivable agreement and $73,000 under the equipment financing agreement, which included amounts owed under prior lines of credit with Bridge Bank. Interest expense for the six months ended September 30, 2010 and September 30, 2009 was $3,000 and $12,000, respectively for the Bridge Bank line of credit.

On September 10, 2010, we signed an Accounts Receivable Loan Agreement with City National Bank, with a credit facility of $1.5 million. Of this $1.5 million, $1.0 million may be used for cash advances against accounts receivables and $0.5 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 3.50%, with respect to cash advances and equipment advances. We were obligated to pay a facility fee of $2,500 upon execution of the Modification Agreement and annually thereafter. We were also obligated to pay a one-time equipment loan facility fee of $2,500 upon execution of the Loan Agreement and $2,500 annually thereafter.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. As of September 30, 2010, we didn’t utilize any of these lines and the outstanding balance under this Loan Agreement with City National Bank was $0.

At September 30, 2010, we had $4.5 million in cash and cash equivalents.  For the six months ended September 30, 2010, our operating activities provided cash of approximately $1.5 million as compared to $830,000 cash provided by our operating activities for the six months ended September 30, 2009.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $319,000 for the six months ended September 30, 2010 and $115,000 for the six months ended September 30, 2009.  Net cash provided by financing activities was $19,000 for the six months ended September 30, 2010 compared to $217,000 cash used by financing activities for the six months ended September 30, 2009.  We collected $120,000 from exercise of stock options and paid off $101,000 toward outstanding notes payable, capital lease obligation, and existing line of credit.

We anticipate capital expenditures of approximately $450,000 in our 2011 fiscal year. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with City National Bank. At September 30, 2010, our remaining borrowing capacity under this agreement was $1,500,000.

We may attempt to procure additional sources of financing in the event that the capital available as of September 30, 2010 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

          Revenue recognition.  We generate our revenue through the sale of products.  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	Price is fixed or determinable; and
●	Collectibility is reasonably assured.

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

          Property and Equipment.  We capitalize expenditures that materially increase asset lives and charge ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization is removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations.

           Intangible Assets.  We account for its intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the six months ended September 30, 2010, the Company recognized no impairment.

          Existing Technology.  Our existing technology is based on a patent issued in 1990, which continues to be the main technology of our Santa Clara Operation.  It is a substrate deposition technology that is mature and with no replacement technology forecasted.

Additional Factors That May Affect Future Results

 Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations. These factors include:

●
industry-specific factors (including the reliance upon growth of the defense microwave market, significant competition characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product);

●	our ability to timely develop and produce commercially viable products at competitive prices;

●	our ability to produce products which meet the quality standards of both existing and potential new customers;

●	our ability to accurately anticipate customer demand;

●	our ability to manage expense levels, in light of varying revenue streams;

●	the availability and cost of components;

●	the impact of worldwide economic and political conditions on our business; and

●	the ability to integrate potential future acquisitions into our existing operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report (September 30, 2010). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a vendor dispute filed on February 25, 2010, alleging causes of action for breach of contract, among others. The vendor is claiming damages, including consequential damages, punitive damages, possession of personal property, and other items. Management contends that the claims against the Company are without merit and intends to defend vigorously. On May 3, 2010, the Company filed their Answer to the First Amended Complaint and in addition, filed a Cross-Complaint alleging causes of action for breach of contract, among others. The vendor filed a Demurrer and Motion to Strike, challenging the sufficiency of the claims in the Cross-Complaint.  On August 3, 2010, the Court overruled, in part, and sustained, in part, the Demurrer, finding that the breach of contract cause of action was sufficiently pled and granting the Company leave to amend certain claims in the Cross-Complaint.  On August 23, 2010, the Company filed its First Amended Cross-Complaint.  In response, the vendor filed a Demurrer and Motion to Strike, which were heard on November 3, 2010.  The Court overruled and sustained, in part, the Demurrer, finding that the breach of contract, fraud and negligent misrepresentation causes of action were sufficiently pled and denied the motion to strike as to the fraud claims.  The Court ordered the vendor to file its Answer to the First Amended Cross-Complaint by November 23, 2010.  No trial date has been set.

Item 1A.          Risk Factors

         Not Applicable.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2010, we issued a warrant to C. K. Cooper & Company for the purchase of up to 50,000 shares of our common stock at an exercise price of $1.46 per share.  The warrant was granted in exchange for services to be rendered by the holder valued at $22,000.  The warrant fully vested on August 1, 2010, and expires on August 1, 2013.  We relied on a 4(2) exemption - transaction by an issuer not involving a public offering as an exemption from registration under the Securities Act of 1933.

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

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: November 11, 2010

/s/: Heera Lee
By: Heera Lee, Principal Financial Officer	Dated: November 11, 2010

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification by the Chief Executive Officer(2)
31.2	Certification by the Principal Financial Officer(2)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(2)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(2)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(2)	Filed herewith