Form 10-Q
period 2010-12-31
AML COMMUNICATIONS INC
filed 2011-02-15
CIK 1003640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:                   000-27250

AML COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)
Delaware	77-0130894
(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 Avenida Acaso Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

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

Common Stock Outstanding as of February 11, 2011: 10,739,309 shares

AML Communications, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of December 31, 2010	As of March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,721,000	$3,327,000
Accounts receivable, net	3,103,000	3,148,000
Inventories, net	3,566,000	3,498,000
Note receivable	-	4,000
Prepaid expenses	331,000	218,000
Deferred tax asset - current	755,000	1,277,000
Total current assets	12,476,000	11,472,000

Property and equipment, at cost	7,809,000	7,417,000
Less: Accumulated depreciation	(5,956,000)	(5,534,000)
Property and equipment, net	1,853,000	1,883,000

Deferred tax asset – Non current	2,931,000	2,931,000
Intangible Assets:
Technologies, net	1,437,000	1,583,000
Patents, net	34,000	51,000
Customer relationship, net	26,000	32,000
Trademarks and brand names	200,000	202,000
Total intangible assets	1,697,000	1,868,000
Deposits	37,000	42,000
Total Assets	$18,994,000	$18,196,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Line of credit	$103,000	$132,000
Accounts payable	825,000	832,000
Current portion of notes payable and capital lease obligation	92,000	110,000
Accrued expenses:
Accrued payroll and payroll related expenses	811,000	993,000
Other accrued liabilities	325,000	273,000
Total current liabilities	2,156,000	2,340,000

Long term notes payable	570,000	581,000
Capital lease obligations, net of current portion	45,000	97,000
Line of credit, net of current portion	-	29,000

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value: 15,000,000 shares authorized; 10,805,865 and 10,680,915 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively. 66,556 shares held in treasury as of December 31, 2010	108,000	107,000
Capital in excess of par value	14,476,000	14,203,000
Retained earnings	1,703,000	866,000
Treasury stock – 66,556 shares of treasury stock held	(64,000)	(27,000)
Total stockholders equity	16,223,000	15,149,000
Total liabilities and stockholders’ equity	$18,994,000	$18,196,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC. & SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Net sales	$4,056,000	$4,265,000	$11,579,000	$12,073,000
Cost of goods sold	2,229,000	2,158,000	6,190,000	6,333,000
Gross profit	1,827,000	2,107,000	5,389,000	5,740,000

Operating expenses:
Selling, general & administrative	808,000	867,000	2,424,000	2,414,000
Research and development	578,000	515,000	1,652,000	1,617,000
Total operating expenses	1,386,000	1,382,000	4,076,000	4,031,000

Income from operations	441,000	725,000	1,313,000	1,709,000

Other income (expense)
Gain on sale of property & equipment	-	-	-	20,000
Gain on settlement of debt	93,000	-	93,000	-
Interest & other expense	(14,000)	(20,000)	(47,000)	(60,000)
Total other income (expense)	79,000	(20,000)	46,000	(40,000)
Income before provision for income taxes	520,000	705,000	1,359,000	1,669,000
Provision for income taxes	187,000	282,000	522,000	667,000
Net income	$333,000	$423,000	$837,000	$1,002,000

Basic earnings per common share	$0.03	$0.04	$0.08	$0.09

Basic weighted average number of shares of common stock outstanding	10,806,000	10,628,000	10,757,000	10,628,000

Diluted earnings per common share	$0.03	$0.04	$0.07	$0.09

Diluted weighted average number of shares of common stock outstanding	11,385,000	11,149,000	11,318,000	10,738,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC. & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Month Periods Ended
	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net income	$837,000	$1,002,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	421,000	478,000
Provision for bad debts	(5,000)	1,000
Inventory reserves	53,000	25,000
Stock-based compensation	117,000	117,000
Warrants expense	37,000	-
Amortization	171,000	171,000
Gain on settlement of debt	(93,000)	-
Gain on sale of property & equipment	-	(20,000)
Changes in current assets and liabilities:
Decrease (increase) in:
Accounts receivable	54,000	(586,000)
Inventories	(121,000)	(95,000)
Other assets	(108,000)	(89,000)
Deferred tax asset	522,000	667,000
Increase (decrease) in:
Accounts payable	86,000	99,000
Accrued expenses	(131,000)	31,000
Net cash provided by operating activities	1,840,000	1,801,000

Cash Flows from Investing Activities:
Purchases of property and equipment	(392,000)	(130,000)

Cash Flows from Financing Activities:
Acquisition of treasury stock	(37,000)	(27,000)
Proceeds from exercise of stock options	120,000	12,000
Payments on line of credit	(57,000)	(252,000)
Payments on notes payable	(27,000)	(6,000)
Principle payments on capital lease obligations	(53,000)	(34,000)
Net cash used in financing activities	(54,000)	(307,000)
Net increase in Cash and Cash Equivalents	1,394,000	1,364,000
Cash and Cash Equivalents, beginning of period	3,327,000	1,581,000
Cash and Cash Equivalents, end of period	$4,721,000	$2,945,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47,000	$63,000
Income Taxes	$65,000	$105,000
Supplemental disclosure of non-cash flow investing and financing activity: Debt incurred to acquire property and equipment	-	$219,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AML COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

                Intangible Assets.  We account for our intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine months ended December 31, 2010, the Company recognized no impairment.

                Existing Technology.  The main technology of our Santa Clara operation is based on a patent issued in 1990.  It is a substrate deposition technology that is mature and with no replacement technology forecasted.

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

                The Company had approximately 2,073,000 of granted stock options and warrants that were exercisable as of December 31, 2010 and approximately 1,902,000 of granted stock options exercisable at December 31 2009.

                The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended December 31, 2010 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$333,000	10,806,000	$0.03
Effect of dilutive securities:
Stock options and warrants		579,000
Diluted earnings per share:	$333,000	11,385,000	$0.03

Three months ended December 31, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$423,000	10,628,000	$0.04
Effect of dilutive securities:
Stock options		521,000
Diluted earnings per share:	$423,000	11,149,000	$0.04

Nine months ended December 31, 2010 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$837,000	10,757,000	$0.08
Effect of dilutive securities:
Stock options and warrants		561,000
Diluted earnings per share:	$837,000	11,318,000	$0.07

Nine months ended December 31, 2009 (unaudited)	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$1,002,000	10,628,000	$0.09
Effect of dilutive securities:
Stock options		110,000
Diluted earnings per share:	$1,002,000	10,783,000	$0.09

5.             Accounts Receivable

                 Accounts receivable as of December 31, 2010 and March 31, 2010 are as follows:

	December 31, 2010	March 31, 2010

Accounts receivable	$3,195,000	$3,246,000
Allowance for bad debts	(92,000)	(98,000)
	$3,103,000	$3,148,000

6.             Inventories

                 Inventories include costs of material, labor and manufacturing overhead and are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31, 2010	March 31, 2010

Raw materials, net	$2,845,000	$2,576,000
Work in process	483,000	678,000
Finished goods	238,000	244,000
	$3,566,000	$3,498,000

7.             Property & equipment

                 Property and equipment are depreciated on the straight-line basis over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of life of lease or life of improvement
Building	30 years

 Depreciation expense was $421,000 and $478,000 for the nine months ended December 31, 2010 and December 31, 2009, respectively.

                 Property and equipment as of December 31, 2010 and March 31, 2010 consist of the following:

	December 31, 2010	March 31, 2010
Building	$800,000	$800,000
Machinery and equipment	5,844,000	5,467,000
Furniture and fixtures	219,000	209,000
Leasehold improvements	701,000	696,000
Leased assets	245,000	245,000
Accumulated depreciation	(5,956,000)	(5,534,000)
	$1,853,000	$1,883,000

8.             Intangible Assets

                 At December 31, 2010, intangibles consisted of the following:

Intangibles (unaudited)	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(155,000)	$34,000
Technologies	2,504,000	(1,067,000)	1,437,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(24,000)	26,000
Trademarks and Brand Names	24,000	(5,000)	19,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,590,000)	$1,697,000

                 At March 31, 2010, intangibles consisted of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Patents	$189,000	$(138,000)	$51,000
Technologies	2,504,000	(921,000)	1,583,000
Customer Lists	339,000	(339,000)	—
Customer Relationship	50,000	(18,000)	32,000
Trademarks and Brand Names	24,000	(3,000)	21,000

Unamortized intangibles:
Trademarks	181,000	—	181,000
	$3,287,000	$(1,419,000)	$1,868,000

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

Amortization expense from continuing operation for the nine months ended December 31, 2010 was $171,000.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending December 31:
2011	$228,000
2012	$214,000
2013	$205,000
2014	$197,000
2015	$196,000

9.             Debt and lease commitments

Line of credit

The Company had a line of credit arrangement with Bridge Bank; however this financing agreement terminated on August 15, 2010. As of December 31, 2010, we had an outstanding balance of $0 under both the accounts receivable agreement and the equipment financing agreement. Interest expense for the nine months ended December 31, 2010 and December 31 was $3,000 and $12,000, respectively for the Bridge Bank line of credit we previously utilized.

On September 10, 2010, we signed an Accounts Receivable Loan Agreement with City National Bank, with a credit facility of $1.5 million. Of this $1.5 million, $1.0 million may be used for cash advances against accounts receivables and $0.5 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 3.50%, with respect to cash advances and equipment advances.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. As of December 31, 2010, we had an outstanding balance of $66,000 under the equipment financing agreement with City National Bank. Interest expense for the nine months ended December 31, 2010 was $456 for the City National Bank line of credit.

As of December 31, 2010, Mica-Tech had a line of credit with Santa Barbara Bank and Trust and Wells Fargo. At December 31, 2010, the outstanding balance was $33,000 for the Santa Barbara Bank and Trust line and $4,000 for the Wells Fargo line. Our remaining borrowing capacity was $0 under the Santa Barbara Bank and Trust line and $0 under the Wells Fargo line as of December 31, 2010. Interest expense for the nine months ended December 31, 2010 and December 31, 2009 was $3,000 and $4,000, respectively for the above line of credit.

Notes Payable

On February 3, 2006, the Company purchased the building that houses its Santa Clara operation, which is located at 3350 Scott Blvd. 25 Santa Clara, California, for a purchase price of $800,000. The Company made a down payment of $160,000. The building is financed by a bank promissory note in the amount of $640,000 with 6.760% interest payable in 83 regular payments of $4,426, each which includes principal and interest and one irregular last payment of $556,594. The Company’s final payment is due February 10, 2013 and will be for all principal and interest not yet paid. The note payable is secured by the deed of trust on the building. As of December 31, 2010, the outstanding note amounted to $584,000, of which $570,000 is long-term and $14,000 is current. Interest expense for the nine months ended December 31, 2010 and December 31, 2009 was $30,000 and $31,000, respectively for the above note payable.

On December 20, 2006, Mica-Tech raised $200,000 from an outside investor in the form of short term note payable. The funds were used for working capital. Mica-Tech agreed to repay the loan in four consecutive monthly payments of $50,000 plus interest accrued at 7% per annum. The short term note payable is unsecured. In April 2007, Mica-Tech amended the terms of the note and revised the interest rate from 7% to 10% and the payment schedule from $50,000 a month to $25,000 a month until paid in full. Mica-Tech defaulted on its monthly payments from November 2007 to December 2009 due to a cash deficiency. The default was waived by the lender at no cost. In January 2010, Mica-Tech agreed to pay $25,000 toward the total amount owed and thereafter 12 equal monthly payments in the amount of $1,994. The amount remaining on the note at December 31, 2010 was $0 as we paid off the balance in December 2010. Interest expense for the nine months ended December 31, 2010 and December 31, 2009 was $725 and $2,800, respectively for the above note payable.

Mica-Tech was advanced working capital from its former president and a major shareholder, over a period of time which totaled $685,000 as of April 10, 2007.  The remaining amount due on this advance was $20,000 as of December 31, 2010, and is included in accounts payable on the balance sheet. No interest expense was incurred on the amount due to Mr. Ow.

Capital Lease Obligations

In June 2009, the Company entered into a non-cancelable capital lease agreement to acquire test equipment valued in the aggregate at approximately $245,000. The lease began in June 2009 and requires thirty-six equal monthly payments of $6,445, plus applicable sales tax.

Future minimum lease payments under the lease for the period
ended December 31, 2010	$114,000
Less: approximate amount representing interest	(8,000)
Present value of minimum lease payments	106,000
Less: current portion	(70,000)
Non current portion	$36,000

The future aggregate payments arising from these loans (line of credit, note payable and capital lease obligation) are as follows:

Amount
During the twelve month period ending December 31,
2011	$216,000
2012	51,000
2013	555,000
$822,000

Operating Lease Obligations

The lease for AML’s office space and manufacturing facility expires in April 2015. Total rent expense under these operating leases was approximately $157,000 and $155,000 during the nine months ended December 31, 2010 and December 31, 2009, respectively.

Total minimum lease payments under the above leases are as follows:

Operating Leases
Twelve month period ending December 31,
2011	$217,000
2012	223,000
2013	227,000
2014	232,000
2015	78,000
$977,000

10.           Equity Transactions

Stock Options

The Company recognized $117,000 or $0.01 per basic and diluted earnings per share in share-based compensation expense for the nine months periods ended December 31, 2010 and December 31, 2009. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

In November 2005, the board established the 2005 Equity Incentive Plan ("2005 Plan") with 150,000 shares initially approved.  The number of shares available for grant and issuance increases on the first day of January of each year so that the total of all common stock available for grant and issuance under the 2005 Plan is the maximum amount allowable under Regulation 260.140.45 of Title 10 of the California Code of Regulations. The total of all Common Stock available for grant and issuance under the 2005 Plan was 1,688,195 shares as of December 31, 2010 and 2,087,900 as of December 31, 2009. Incentive stock option awards may be granted under the 2005 Plan only to employees (including officers and directors who are also employees) of the Company or of a parent or subsidiary of the Company.  All other awards (including nonqualified stock options, restricted stock or stock awards) under the 2005 Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company, provided such consultants, contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.

Pursuant to the 2005 Plan, during the nine months ended December 31, 2010, the Company granted 440,500 stock options to the Company’s employees and two external directors of AML, as follows:

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

On November 2, 2010, the Company granted a total of 5,000 stock options to a new employee as employee compensation. The options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period. The option exercise price is $1.36, which was the fair market value of our common stock at the time these options were granted.

On December 13, 2010, the Company granted a total of 260,000 stock options to AML’s officers as employee compensation.

Of the 260,000 stock options granted, 115,000 stock options have a term of five (5) years and 110,000 stock options have a term of ten (10) years, measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  All of the 225,000 stock options are vested at the rate of thirty three (33) percent per year over a three year period.

The remaining 35,000 stock options have a term of ten (10) years measured from the grant date and shall accordingly expire at the close of business on the expiration date, unless sooner terminated in accordance with the 2005 Plan.  These options are vested at the rate of twenty (20) percent per year over a five year period.

The option exercise price is $1.33 for all of the 260,000 stock options granted on December 13, 2010, which was the fair market value of our common stock at the time these options were granted.

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

The following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2010	2,517,950	$0.97	$731,000
Granted	440,500	1.30
Forfeited	(44,750)	1.72
Exercised	(124,950)	0.96
Outstanding, December 31, 2010	2,788,750	$1.01	$951,000

The following is a summary of the status of options outstanding at December 31, 2010:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.11 - $0.50	71,000	2.11	$0.15	71,000	$0.15
$0.51 - $1.00	1,691,750	4.58	$0.91	1,460,883	$0.91
$1.01 - $2.00	1,026,000	7.14	$1.23	440,768	$1.19
$0.11 - $2.00	2,788,750	5.92	$1.01	1,972,651	$0.95

For options granted during the nine months ended December 31, 2010, the weighted-average fair value of such options was $0.74.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Stock Options Granted on September 9, 2010:

35,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	1.57%
Expected life of the options	3.50 years
Expected volatility	73.12%
Expected dividend yield	0

50,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	2.77%
Expected life of the options	6.00 years
Expected volatility	61.05%
Expected dividend yield	0

60,500 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	2.77%
Expected life of the options	6.50 years
Expected volatility	59.21%
Expected dividend yield	0

30,000 stock options with a term of 10 years and four year vesting periods:

Risk-free interest rate	2.77%
Expected life of the options	6.25 years
Expected volatility	60.17%
Expected dividend yield	0

Stock Options Granted on November 2, 2010:

5,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	2.63%
Expected life of the options	6.50 years
Expected volatility	59.93%
Expected dividend yield	0

Stock Options Granted on December 13, 2010:

                115,000 stock options with a term of 5 years and three year vesting periods:

Risk-free interest rate	1.91%
Expected life of the options	3.50 years
Expected volatility	75.68%
Expected dividend yield	0

110,000 stock options with a term of 10 years and three year vesting periods:

Risk-free interest rate	3.29%
Expected life of the options	6.00 years
Expected volatility	61.83%
Expected dividend yield	0

35,000 stock options with a term of 10 years and five year vesting periods:

Risk-free interest rate	3.29%
Expected life of the options	6.50 years
Expected volatility	60.37%
Expected dividend yield	0

Details of the Company's non-vested options are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period
Non-vested - March 31, 2010	580,334	0.98	2.06 Years
Granted	440,500	1.30
Forfeited	(23,000)	1.02
Vested	(181,734)	0.97
Exercised	-	-
Non-vested – December 31, 2010	816,099	1.15	2.02 Years

The total compensation cost relating to non-vested stock options that is not yet recognized is $151,000, which is expected to be recognized over a period of 2.12 years.

Warrants

In connection with the Financial Advisory Agreement (the “Agreement”) dated August 1, 2010 by and among the C. K. Cooper & Company (the “Holder”), the Company granted a warrant for the purchase of up to 50,000 shares of the Company’s common stock to the Holder on August 1, 2010 and another warrant for the purchase of up to 50,000 shares of the Company’s common stock on November 1, 2010. Under the terms of the Agreement, the Company and the Holder agreed to issue and award in advance for every three (3) months the Holder is engaged by the Company during the Term of the Agreement, not to exceed a maximum of 200,000, as non-refundable incentive compensation for the services performed by the Holder.  The warrant has a term of three (3) years from the grant date and is fully vested upon receipt. We recorded $37,000 warrants expense during the nine months ended December 31, 2010.

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, March 31, 2010	-	-	$-
Granted	100,000	1.46
Forfeited	-
Exercised	-
Outstanding, December 31, 2010	100,000	1.46	$-

Following is a summary of the status of warrants outstanding at December 31, 2010:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$1.01 - $2.00	100,000	2.70	$1.46	100,000	$1.46

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

          The following is information for the Company’s two reportable segments for the nine month periods ended December 31, 2010 and December 31, 2009.

	Nine Month Periods Ended
(In thousands)	December 31, 2010	December 31, 2009
Revenue from unrelated entities
AML	$10,966	$11,699
Mica-Tech	613	374
	$11,579	$12,073

Income from operations
AML	$1,150	$1,690
Mica-Tech	163	19
	$1,313	$1,709

Income tax expense
AML	$459	$662
Mica-Tech	63	5
	$522	$667

Net income
AML	$682	$995
Mica-Tech	155	7
	$837	$1,002

Provision for depreciation and amortization
AML	$540	$583
Mica-Tech	52	66
	$592	$649

Capital expenditures
AML	$392	$130
Mica-Tech	-	-
	$392	$130

	December 31, 2010	March 31, 2010
Total Assets
AML	$17,607	$16,913
Mica-Tech	1,387	1,283
	$18,994	$18,196

12.           Major customers and vendors

                Three customers provided an aggregate 40.6% and 33.1% of the Company’s total net revenue for the nine months ended December 31, 2010 and 2009, respectively.  Total accounts receivable due from these customers was approximately $975,000 and $1,300,000 as of December 31, 2010 and 2009, respectively.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.  Credit losses have not been significant.

Three vendors accounted for an aggregate 22.8% and 23.2% of the Company’s total net purchases for the nine months ended December 31, 2010 and 2009, respectively.  Total accounts payable due to these vendors was $83,000 and $79,000 as of December 31, 2010 and 2009, respectively.

13.           Repurchase of the Company Shares

On May 13, 2009, the Company announced that its Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock.  Purchases are being made in the open market as determined by AML management and in accordance with SEC requirements.  As of the close of business on December 31, 2010, the Company repurchased 66,556 shares of common stock at the weighted average price of $0.97 per share.

14.     Legal Proceedings

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

The Company is party to a vendor dispute filed on February 25, 2010, alleging causes of action for breach of contract, among others. The vendor is claiming damages, including consequential damages, punitive damages, possession of personal property, and other items. Management contends that the claims against the Company are without merit. On May 3, 2010, the Company filed their Answer to the First Amended Complaint and in addition, filed a Cross-Complaint alleging causes of action for breach of contract, among others. The vendor filed a Demurrer and Motion to Strike, challenging the sufficiency of the claims in the Cross-Complaint.  On August 3, 2010, the Court overruled, in part, and sustained, in part, the Demurrer, finding that the breach of contract cause of action was sufficiently pled and granting the Company leave to amend certain claims in the Cross-Complaint.

        On August 23, 2010, the Company filed its First Amended Cross-Complaint.  In response, the vendor filed a Demurrer and Motion to Strike, which were heard on November 3, 2010.  The Court overruled and sustained, in part, the Demurrer, finding that the breach of contract, fraud and negligent misrepresentation causes of action were sufficiently pled and denied the motion to strike as to the fraud claims.  The Court ordered the vendor to file its Answer to the First Amended Cross-Complaint by November 23, 2010, and a trial date was set for May 23, 2011.  On January 19, 2011, the parties entered into a settlement agreement, with the Company agreeing to pay $140,000 to the vendor in exchange for a dismissal of all claims.  On February 1, 2011, the entire case was dismissed with prejudice.

15.          Subsequent Events

On February 13, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anaren, Inc. (“Anaren”), pursuant to which a wholly-owned subsidiary of Anaren will, subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, merge with and into the Company, and the Company will be the successor or surviving corporation of the merger and will become a wholly-owned subsidiary of Anaren. Under the terms of the transaction, which was approved by the companies’ boards of directors, Anaren will pay approximately $29 million in cash for the Company’s common stock on a fully-diluted basis.  At the effective time of the merger, each share of common stock of the Company issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $2.15 in cash, and all outstanding options to acquire shares of Company common stock will vest and holders of such options will receive an amount of cash equal to the excess of $2.15 over the exercise price per share of their options.  The completion of the merger is subject to various customary closing conditions, including obtaining the approval of the Company’s stockholders.

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

The increase in AML revenue and net income is primarily attributable to our successful track record in Defense Programs by designing and producing specialized micro-electronic components for an increasing range and number of mission-critical battlefield electronic warfare systems. These systems include the U.S. Air Force MALD (aerial decoy) program on which AML is a major supplier.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

 Net sales.  Net sales for the three months ended December 31, 2010 were approximately $4.1 million, compared to approximately $4.3 million for the three months ended December 31, 2009, representing a decrease of $209,000 or 4.9%. A slight reduction in revenues is mainly due to $560,000 non-recurring delivery of products to an Italian company during the three months ended December 31, 2009.

Gross profit.  Gross profit for the three months ended December 31, 2010 was approximately $1.8 million, or 45.0% of net sales, compared to a gross profit for the three months ended December 31, 2009, of approximately $2.1 million, or 49.4% of net sales. Decrease in gross profit, as a percentage of net sales, is mainly due to increased material cost and increased investment in engineering activities during this period. Products we shipped during this period had material costs higher than our average material cost. Also we invested in increased engineering activity associated with initial production on a new program with yearly expectation of above a $1.0 million production level.

Selling, general, and administrative costs.  Selling, general and administrative costs for the three months ended December 31, 2010 were $808,000, or 19.9% of net sales, compared to $867,000, or 20.3% of net sales, for the three months ended December 31, 2009, representing a decrease of $59,000. Selling, general and administrative costs decreased mainly due to decreased commission expenses associated with decreased revenues. During the three months ended December 31, 2009, we recorded $70,000 of commission expenses connected to the products we shipped to the Italian company.

Research and development costs.  Research and development costs for the three months ended December 31, 2010 were $578,000, or 14.3% of net sales, compared to $515,000, or 12.1% of net sales, for the three months ended December 31, 2009, representing an increase of $63,000. We are committed to continuing our investment in R&D projects to address customer needs for short and long term program orders.

Other net expense.  We recorded a net other income of $79,000 for the three month period ended December 31, 2010. We recognized a gain on settlement of debt in the amount of $93,000 and incurred $14,000 in interest expense associated with notes payable and lines of credit. During the three month period ended December 31, 2009, we incurred $20,000 in interest expenses that were associated with notes payable and lines of credit.

Income before income tax.  Income before income tax was $520,000 for the three months ended December 31, 2010, compared to income before income tax of $705,000 for the three months ended December 31, 2009. The decrease in income before income tax, as compared to the same period of prior year, is mainly due to decreased revenues.

Income before income tax in the AML segment was $327,000 for the three months ended December 31, 2010, compared to $704,000 for the three months ended December 31, 2009. This decrease is mainly resulted from decreased sales in this segment.

Income before income tax in the Mica-Tech segment was $193,000 for the three months ended December 31, 2010, compared to income before income tax of $1,000 for the three months ended December 31, 2009.

Provision for income taxes. During the three months ended December 31, 2010, the Company utilized its deferred tax assets reserve to record income tax expenses of $187,000. The Company has no tax liability as of December 31, 2010 due to the deferred tax benefits accounted for in the prior years. The Company utilized its deferred tax assets reserve to record income tax expenses of $282,000 during the three months ended December 31, 2009.

 Net income.  Net income was $333,000 or $0.03 per share for the three months ended December 31, 2010, compared to net income of $423,000, or $0.04 per share for the three months ended December 31, 2009.

Net income from the AML segment was $209,000 for the three months ended December 31, 2010 and $422,000 for the three months ended December 31, 2009.

Net income from the Mica-Tech segment was $124,000 for the three months ended December 31, 2010, compared to net income of $1,000 for the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

               Net sales.  Net sales for the nine months ended December 31, 2010 were approximately $11.6 million, as compared to net sales of $12.1 million for the nine months ended December 31, 2009, a decrease of $494,000 or 4.1%.  Reduction in revenues is mainly due to $896,000 delivery made to an Italian company during the nine months ended December 31, 2009.

                Gross profit.  Gross profit for the nine months ended December 31, 2010 was approximately $5.4 million, or 46.5% of net sales, as compared to a gross profit of $5.7 million, or 47.5% of net sales for the nine months ended December 31, 2009. Gross profit, as a percentage of net sales, decreased due to increased material cost and increased investment in engineering activities during this period. Products we shipped during this period had material costs higher than our average material cost.

                Selling, general and administrative costs.  Selling, general, and administrative costs were $2.4 million, or 20.9% of net sales, for the nine months ended December 31, 2010, as compared to $2.4 million, or 20.0% of net sales, for the nine months ended December 31, 2009.  Change in Selling, general and administrative costs is insignificant, compared to the same period of the prior year.

                Research and development costs.  Research and development costs were $1.6 million or 14.3% of net sales, for the nine months ended December 31, 2010, as compared to $1.6 million or 13.4% of net sales, for the nine months ended December 31, 2009.  Change in research and development cost is insignificant. We are committed to continue our investment in R&D projects to address customer needs for short and long term program orders.

Other net income.  We recorded a net other income of $46,000 for the nine months ended December 31, 2010 and a net other expense of $40,000 for the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we recognized a gain on settlement of debt in the amount of $93,000 and incurred $47,000 in interest expenses that were associated with notes payable, capital lease and lines of credit. During the nine months ending December 31, 2009, we incurred $60,000 in interest expenses that were associated with notes payable and lines of credit and realized a gain on sale of fixed assets of $20,000.

Income before income tax.  Income before income tax was $1.4 million for the nine months ended December 31, 2010, compared to income before income tax of $1.7 million for the nine months ended December 31, 2009. The decrease in income before income tax, as compared to the same period of prior year, is mainly due to reduced revenues during the nine months ended December 31, 2010.

Income before income tax in the AML segment was $1.1 million for the nine months ended December 31, 2010, compared to $1.7 million for the nine months ended December 31, 2009. This decrease is mainly attributable to decreased sales in this segment.

Income before income tax in the Mica-Tech segment was $252,000 for the nine months ended December 31, 2010, compared to income before income tax of $12,000 for the nine months ended December 31, 2009. The increase is due to increased sales of hardware during the nine months ended December 31, 2010.

                Provision for income taxes. During the nine months ended December 31, 2010, the Company utilized its deferred tax assets reserve to record income tax expenses of $522,000. The company has no tax liability at the end of the period due to the deferred tax benefits accounted for in the prior years. The company utilized its deferred tax assets reserve to record income tax expenses of $667,000 for the nine months ended December 31, 2009.

                Net income.  Net income was $837,000, or $0.08 per share, for the nine months ended December 31, 2010, compared to net income of $1,000,000, or $0.09 per share, for the nine months ended December 31, 2009.

 Net income from the AML segment was $682,000 for the nine months ended December 31, 2010 and $995,000 for the nine months ended December 31, 2009.

 Net income from the Mica-Tech segment was $155,000 for the nine months ended December 31, 2010 and $7,000 for the nine months ended December 31, 2009.

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

 The Company had a line of credit arrangement with Bridge Bank; however this financing agreement terminated on August 15, 2010. As of December 31, 2010, we had an outstanding balance of $0 under both the accounts receivable agreement and the equipment financing agreement. Interest expense for the nine months ended December 31, 2010 and December 31 was $3,000 and $12,000, respectively for the Bridge Bank line of credit we previously utilized.

 On September 10, 2010, we signed an Accounts Receivable Loan Agreement with City National Bank, with a credit facility of $1.5 million. Of this $1.5 million, $1.0 million may be used for cash advances against accounts receivables and $0.5 million may be used for equipment advances. Our ability to borrow under this agreement varies based upon eligible accounts receivable and eligible equipment purchases. We are obligated to pay the bank a finance charge at a rate per year equal to the prime rate, which in no event shall be less than 3.50%, with respect to cash advances and equipment advances.  We must maintain certain financial requirements, including a minimum Asset Coverage Ratio of 1.50 to 1.00. We are also required to stay within 80% of our planned quarterly revenue. As of December 31, 2010, we had an outstanding balance of $66,000 under the equipment financing agreement with City National Bank.

At December 31, 2010, we had $4.7 million in cash and cash equivalents.  For the nine months ended December 31, 2010 and December 31, 2009, our operating activities provided cash of approximately $1.8 million.  Net cash used in investing activities, primarily for the acquisition of production equipment, amounted to $392,000 for the nine months ended December 31, 2010 and $130,000 for the nine months ended December 31, 2009.  Net cash used in financing activities was $54,000 for the nine months ended December 31, 2010 and $307,000 for the nine months ended December 31, 2009.  We collected $120,000 from exercise of stock options and paid off $137,000 toward outstanding notes payable, capital lease obligation, and existing line of credit. We also spent $37,000 in acquisition of treasury stocks during the nine months ended December 31, 2010.

We anticipate capital expenditures of approximately $650,000 in our 2011 fiscal year. We believe that funds for these expenditures will be provided by our operating activities. However, we may choose to finance some of these expenditures through our financing agreement with City National Bank. At December 31, 2010, our remaining borrowing capacity under this agreement was $1,434,000.

We may attempt to procure additional sources of financing in the event that the capital available as of December 31, 2010 is insufficient for our operating needs and capital expenditures. These sources may include, but are not limited to, additional sales of our equity and debt securities.  There are, however, no assurances that we will be able to successfully obtain additional financing at terms acceptable to us.  Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern.

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

                Intangible Assets.  We account for its intangible assets under the applicable guidelines of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 350, “Intangibles – Goodwill and Other” (formerly SFAS 142 “Goodwill and other intangible assets”) and FASB ASC 360, “Property, Plant, and Equipment” (formerly SFAS 144 “accounting for the impairment or disposal of long lived assets”). Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. We evaluate if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished. Under FASB ASC 360, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under FASB ASC 360 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the nine months ended December 31, 2010, the Company recognized no impairment.

                Existing Technology.  The main technology of our Santa Clara operation is based on a patent issued in 1990.  It is a substrate deposition technology that is mature and with no replacement technology forecasted.

Additional Factors That May Affect Future Results

 Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management’s current expectations. These factors include, but are not limited to:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                Not Applicable.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report (December 31, 2010). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is party to a vendor dispute filed on February 25, 2010, alleging causes of action for breach of contract, among others. The vendor is claiming damages, including consequential damages, punitive damages, possession of personal property, and other items. Management contends that the claims against the Company are without merit. On May 3, 2010, the Company filed their Answer to the First Amended Complaint and in addition, filed a Cross-Complaint alleging causes of action for breach of contract, among others. The vendor filed a Demurrer and Motion to Strike, challenging the sufficiency of the claims in the Cross-Complaint.  On August 3, 2010, the Court overruled, in part, and sustained, in part, the Demurrer, finding that the breach of contract cause of action was sufficiently pled and granting the Company leave to amend certain claims in the Cross-Complaint.

On August 23, 2010, the Company filed its First Amended Cross-Complaint.  In response, the vendor filed a Demurrer and Motion to Strike, which were heard on November 3, 2010.  The Court overruled and sustained, in part, the Demurrer, finding that the breach of contract, fraud and negligent misrepresentation causes of action were sufficiently pled and denied the motion to strike as to the fraud claims.  The Court ordered the vendor to file its Answer to the First Amended Cross-Complaint by November 23, 2010, and a trial date was set for May 23, 2011.  On January 19, 2011, the parties entered into a settlement agreement, with the Company agreeing to pay $140,000 to the vendor in exchange for a dismissal of all claims.  On February 1, 2011, the entire case was dismissed with prejudice.

Item 1A. Risk Factors

 Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 On August 1, 2010, we issued a warrant to C. K. Cooper & Company for the purchase of up to 50,000 shares of our common stock at an exercise price of $1.46 per share.  The warrant was granted in exchange for services to be rendered by the holder valued at $22,000.  The warrant fully vested on August 1, 2010, and expires on August 1, 2013.  We issued another warrant to C. K. Cooper & Company on November 1, 2010 for the purchase of up to 50,000 shares of our common stock at an exercise price of $1.46. The warrant was granted in exchange for services to be rendered by the holder valued at $15,000.  The warrant fully vested on November 1, 2010, and expires on November 1, 2013.   This transaction was exempt from registration under the Securities Act of 1933 based on Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities

 None.

Item 5.    Other Information

 None.

Item 6.    Exhibits

 The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AML Communications Inc.

/s/: Jacob Inbar
By: Jacob Inbar, President and Chief Executive Officer (Principal Executive Officer)	Dated: February 14, 2011

/s/: Heera Lee
By: Heera Lee, Principal Financial Officer	Dated: February 14, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 13, 2011, among Anaren, Inc., Project Orange Acquisition Corp. and AML Communications, Inc.(1)
3.1	Certificate of Incorporation(2)
3.2	Bylaws(2)
31.1	Certification by the Chief Executive Officer(3)
31.2	Certification by the Principal Financial Officer(3)
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act(3)
32.2	Certification pursuant to Section 906 of the Sarbanes Oxley Act(3)

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K dated February 14, 2011 and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registration Statement on Form SB-2 (No. 33-99102-LA) and incorporated herein by reference.

(3)	Filed herewith